Form 10-Q
period 2020-09-30
BCTG Acquisition Corp.
filed 2020-11-13
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to________________

BCTG ACQUISITION CORP.

(Exact Name of Registrant as Specified in Charter)

Delaware	001-39485	85-1195036
(State or Other Jurisdiction	(Commission	(IRS Employer
of Incorporation)	File Number)	Identification No.)

12860 El Camino Real, Suite 300

San Diego, CA 92130

(Address of Principal Executive Offices) (Zip Code)

(858) 400-3120

(Registrant’s Telephone Number, Including Area Code)

11682 El Camino Real, Suite 320

San Diego, CA 92130

(Former Name or Former Address, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BCTG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒    No  ☐

As of November 13, 2020, 21,377,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2020 and for the Period from May 21, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Stockholders’ Equity for the Three Months Ended September 30, 2020 and for the Period from May 21, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the Period from May 21, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEET

September 30, 2020

Assets:
Current assets:
Cash	$1,552,227
Prepaid expenses	69,619
Total current assets	1,621,846
Investments held in Trust Account	166,761,850
Total Assets	$168,383,696

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$5,165
Accrued expenses	74,394
Franchise tax payable	35,491
Total current liabilities	115,050
Deferred underwriting commissions	5,836,250
Total liabilities	5,951,300

Commitments and Contingencies
Common stock; 15,743,239 shares subject to possible redemption at $10.00 per share	157,432,390

Stockholders' Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 5,634,011 shares issued and outstanding (excluding 15,743,239 shares subject to possible redemption)	563
Additional paid-in capital	5,052,305
Accumulated deficit	(52,862)
Total stockholders' equity	5,000,006
Total Liabilities and Stockholders' Equity	$168,383,696

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2020	For The Period From May 21, 2020 (inception) through September 30, 2020
General and administrative expenses	$18,759	$19,231
Administrative expenses - related party	10,000	10,000
Franchise tax expense	35,491	35,491
Loss from operations	(64,250)	(64,722)
Interest earned on investments held in Trust Account	11,860	11,860
Net loss	$(52,390)	$(52,862)

Weighted average shares outstanding, of Public Shares	16,675,000	16,675,000
Basic and diluted net loss per share, Public Shares	$(0.00)	$(0.00)
Weighted average shares outstanding, of Founder Shares	4,302,125	4,271,863
Basic and diluted net loss per share, Founder Shares	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance - May 21, 2020 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	4,168,750	417	24,583	-	25,000
Net loss	-	-	-	(472)	(472)
Balance - June 30, 2020	4,168,750	$417	24,583	$(472)	$24,528
Sale of common stock in initial public offering, gross	16,675,000	1,668	166,748,332	-	166,750,000
Offering costs	-	-	(9,624,742)	-	(9,624,742)
Sale of private placement shares to Sponsor in private placement	533,500	53	5,334,947	-	5,335,000
Shares subject to possible redemption	(15,743,239)	(1,575)	(157,430,815)	-	(157,432,390)
Net loss	-	-	-	(52,390)	(52,390)
Balance - September 30, 2020 (unaudited)	5,634,011	$563	$5,052,305	$(52,862)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 21, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(52,862)
Interest earned on investments held in Trust Account	(11,850)
Changes in operating assets and liabilities:
Prepaid expenses	(69,619)
Accounts payable	5,165
Accrued expenses	4,394
Franchise tax payable	35,491
Net cash used in operating activities	(89,281)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(166,750,000)
Net cash used in investing activities	(166,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from note payable to related party	25
Proceeds received from initial public offering, gross	166,750,000
Proceeds received from private placement	5,335,000
Repayment of note payable to related party	(127,232)
Payments of offering costs	(3,591,285)
Net cash provided by financing activities	168,391,508

Net change in cash	1,552,227

Cash - beginning of the period	-
Cash - end of the period	$1,552,227

Supplemental disclosure of noncash activities:
Offering costs included in note payable - related party	$127,207
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$5,836,250
Value of common stock subject to possible redemption	$157,484,340
Value of common stock subject to possible redemption	$(51,950)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION, BUSINESS OPERATIONS AND BASIS OF PRESENTATION

BCTG Acquisition Corp. (the “Company”) was incorporated as a Delaware corporation on May 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (“Initial Business Combination”) with one or more operating businesses or entities that it has not yet selected (a “target business”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in North America and Europe in the biotechnology industry. The Company has neither engaged in any operations nor generated revenue to date, other than searching for a target business. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

As of September 30, 2020, the Company had not commenced any operations, other than searching for a target business. All activity for the period from May 21, 2020 (inception) through September 30, 2020 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is BCTG Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2020.  On September 8, 2020, the Company consummated its Initial Public Offering of 16,675,000 shares of common stock (the “Public Shares”), including the 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 533,500 shares of common stock (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $166.8 million ($10.00 per share), representing the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will remain invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Pursuant to stock exchange listing rules, the Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that the Company will be able to successfully complete a Business Combination.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated Certificate of Incorporation which was adopted by the Company in connection with the Initial Public Offering (the “Amended and Restated Certificate”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with an Initial Business Combination, a stockholder will have the right to redeem such holder’s Public Shares for an amount in cash equal to such holder’s pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to pay its franchise and income taxes. As a result, such common stock has been recorded at redemption amount and classified as temporary equity, in accordance with the Financial Accounting Standard Board (“FASB”), Accounting Standard Codification (“ASC”) 480, “Distinguishing Liabilities from Equity.” The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

Notwithstanding the foregoing, the Company’s Amended and Restated Certificate provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the shares of common stock sold in the Initial Public Offering, without the prior consent of the Company.

 The Company’s Sponsor, executive officers, and directors have agreed not to propose an amendment to the Company’s Amended and Restated Certificate that would affect the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

If a Business Combination has not been consummated within 24 months from the closing of the Initial Public Offering, or September 8, 2022 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account.

The Company will seek to have all third parties (other than the Company’s independent registered public accounting firm) and any prospective target businesses enter into valid and enforceable agreements with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. The Company’s insiders have agreed that they will be jointly and severally liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with the Company waiving any right, title, interest or claim of any kind they may have in or to any monies held in the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, the Company’s insiders may not be able to satisfy their indemnification obligations. Moreover, the Company’s insiders will not be liable to the Public Stockholders and instead will only have liability to the Company.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period from May 21, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on September 14, 2020 and September 4, 2020, respectively.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

As of September 30, 2020, the Company had $1.6 million of cash in its operating account and approximately $1.5 million of working capital.

Through September 30, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note of approximately $127,000 (see Note 5) to the Company to cover for offering costs in connection with the Initial Public Offering, and net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts. The Company’s investments held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. Treasury securities, or a combination thereof.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 15,743,239 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. Weighted average share were reduced for the effect of an aggregate of 543,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The underwriters exercised their over-allotment option in full on September 8, 2020; thus, these Founder Shares were no longer subject to forfeiture (see Note 6). At September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The Company’s unaudited statements of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Public Shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes of approximately $(23,631) for three months ended September 30, 2020 and for the period from May 21, 2020 (inception) through September 30, 2020, by the weighted average number of shares of Public Shares outstanding for the periods. Net loss per share, basic and diluted for Founder Shares is calculated by dividing the net income, less income attributable to Founder Shares, by the weighted average number of shares of Founder Shares outstanding for the periods.

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

There were no unrecognized tax benefits as of September 30, 2020. FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

 Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On September 8, 2020, the Company consummated its Initial Public Offering of 16,675,000 Public Shares, including the 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions.

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 533,500 Private Placement Shares, at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A portion of the proceeds from the Private Placement Shares was added to the proceeds from the Initial Public Offering to be held in the Trust Account.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On June 4, 2020, the Company issued 3,593,750 shares of common stock to the Sponsor (the “Founder Shares”) for an aggregate purchase price of $25,000. On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares), resulting in an aggregate of 4,168,750 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. The Sponsor agreed to forfeit up to an aggregate of 543,750 Founder Shares, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering, to the extent the underwriters’ over-allotment option was not exercised in full or in part.. The underwriters fully exercised the over-allotment option on September 8, 2020; thus, these Founder Shares were no longer subject to forfeiture.

The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or earlier if, subsequent to the Initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, the Sponsor purchased 533,500 Private Placement Shares, at a price of $10.00 per share, in a private placement for an aggregate purchase price of approximately $5.3 million. The Private Placement Shares are identical to the shares of common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1.

The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On May 21, 2020 and June 10, 2020, the Sponsor agreed to loan the Company up to $25,025 and $274,975, respectively, for an aggregate amount of $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (each, a “Note” and, collectively, the “Notes”). The Notes were non-interest bearing, unsecured and due upon the date the Company consummated the Initial Public Offering. The Company borrowed approximately $127,000 under the Notes. The Company repaid the Notes in full on September 10, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Initial Stockholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If the Company does not complete a Business Combination, the loans would not be repaid. Such private placement shares would be identical to the Private Placement Shares. To date, the Company had no borrowings under the Working Capital Loans.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from May 21, 2020 (inception) through September 30, 2020, the Company incurred $10,000 related to these services. As of September 30, 2020, no amounts were payable related to this agreement.

Share Purchase Commitment

The Company’s Sponsor entered into an agreement to purchase an aggregate of at least 2,500,000 shares of common for an aggregate purchase price of $25.0 million, or $10.00 per share, prior to, concurrently with, or following the closing of the initial Business Combination in a private placement. The funds from such private placement may be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement may be used for working capital in the post-transaction company.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus to purchase up to 2,175,000 additional shares at the Initial Public Offering price less the underwriting discounts and commissions. On September 8, 2020, the underwriters fully exercised the over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $3.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per share, or approximately $5.8 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2020, there are no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue 30,000,000 shares of common stock, par value of $0.0001 per share. On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares). All shares and associated amounts have been retroactively restated to reflect the share dividend. As of September 30, 2020, there were 21,377,250 shares of common stock outstanding, including 15,743,239 shares of common stock subject to possible redemption that were classified outside of permanent equity in the accompanying balance sheet.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8. FAIR VALUE MEASURMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of September 30, 2020 by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities	$166,758,263	$-	$-
Money Market Fund	3,587	-	-
	$166,761,850	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended September 30, 2020 and for the period from May 21, 2020 (inception) through September 30, 2020.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements which have not previously been disclosed within the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “BCTG Acquisition Corp.,” “BCTG,” “our,” “us” or “we” refer to BCTG Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Delaware corporation on May 21, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although we are not limited to a particular industry or sector for purposes of consummating a Business Combination, intend to focus on businesses that have their primary operations located in North America and Europe in the biotechnology industry. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BCTG Holdings, LLC, a Delaware limited liability company (the “Sponsor”).  The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on September 2, 2020. On September 8, 2020, we consummated an Initial Public Offering of 16,675,000 shares of common stock (the “Public Shares”), which includes 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 533,500 shares of common stock (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million.

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment) $166.8 million, representing the net proceeds of the sale of the Public Shares in the Initial Public Offering and certain proceeds of the Private Placement, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We will have 24 months from the closing of the Initial Public Offering, or September 8, 2022, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination within this period of time (and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date) we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if we fail to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account.

Liquidity and Capital Resources

As of September 30, 2020, we had $1.6 million in cash available for operating expenses and approximately $1.5 million of working capital.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares (as defined below), and the loans under the Note (as defined below) of approximately $127,000 to us to cover for offering costs in connection with the Initial Public Offering. We fully repaid the Notes on September 10, 2020. Subsequent to the consummation of the Initial Public Offering on September 8, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (as defined below). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to September 30, 2020 was in preparation for our formation, the Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until after the closing and completion of our initial Business Combination. We expect to generate non-operating income in the form of income earned on investments on marketable securities held in the Trust Account after the Initial Public Offering.

For the period from May 21, 2020 (inception) through September 30, 2020, we had net loss of $52,862, which consisted of $29,231 in general and administrative expenses and $35,491 in franchise tax expense, offset by $11,849 in interest income on marketable securities held in the Trust Account.

Related Party Transactions

Founder Shares

On June 4, 2020, we issued 3,593,750 shares of common stock to our Sponsor in exchange for a payment of $25,000 (the “Founder Shares”). On September 2, 2020, we declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares), resulting in an aggregate of 4,168,750 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Our Sponsor currently owns an aggregate of 4,493,450 shares of common stock, and our independent directors and advisors collectively own 208,800 shares of common stock. Our Sponsor had agreed to forfeit up to an aggregate of 543,750 Founder Shares, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering , to the extent the underwriters’ over-allotment option was not exercised in full or in part. On September 8, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

The Initial Stockholders agreed not to transfer, assign or sell any of their Founder Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or earlier if, subsequent to the initial Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased 533,500 Private Placement Shares, at a price of $10.00 per share, in a private placement for an aggregate purchase price of approximately $5.3 million. The Private Placement Shares are identical to the shares of common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1 of our unaudited condensed financial statements.

Our Sponsor and our officers and directors have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Shares until 30 days after the completion of the Initial Business Combination.

Related Party Loans

On May 21, 2020 and June 10, 2020, our Sponsor agreed to loan us up to $25,025 and $274,975, respectively, for an aggregate amount of $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (each, a “Note” and, collectively, the “Notes”). The Notes were non-interest bearing, unsecured and due upon the date we consummate the Initial Public Offering. We borrowed approximately $127,000 under the Notes and repaid the Notes in full on September 10, 2020.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If we do not complete a Business Combination, the loans will not be repaid. Such private placement shares would be identical to the Private Placement Shares. We did not have any borrowings under the Working Capital Loans as of September 30, 2020.

Administrative Support Agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the period from May 21, 2020 (inception) through September 30, 2020, the Company incurred $10,000 related to these services. As of September 30, 2020, no amounts were payable related to this agreement.

Share Purchase Commitment

Our Sponsor entered into an agreement to purchase an aggregate of at least 2,500,000 shares of common for an aggregate purchase price of $25.0 million, or $10.00 per share, prior to, concurrently with, or following the closing of the initial Business Combination in a private placement. The funds from such private placement may be used as part of the consideration to the sellers in the initial Business Combination, and any excess funds from such private placement may be used for working capital in the post-transaction company.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Shares and shares that may be issued upon conversion of Working Capital Loans are entitled to registration rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were entitled to an underwriting discount of $0.20 per share, or approximately $3.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per share, or approximately $5.8 million in the aggregate if the underwriters’ over-allotment option is exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2020, 15,743,239 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying unaudited condensed balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. Weighted average share were reduced for the effect of an aggregate of 543,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The underwriters exercised their over-allotment option in full on September 8, 2020; thus, these Founder Shares were no longer subject to forfeiture (see Note 6). At September 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our unaudited condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The registration statement (the “Registration Statement”) for our Initial Public Offering was declared effective on September 2, 2020. On September 8, 2020, we consummated the Initial Public Offering of 16,675,000 shares of common stock (the “Public Shares”), which includes 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 533,500 shares of common stock (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million. The Private Placement Shares are identical to the shares of Common Stock sold in the IPO. Additionally, the Sponsor has agreed not to transfer, assign, or sell any of the Private Placement Shares (except in limited circumstances, as described in the Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Shares.

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment) $166.75 million ($10.00 per share) of the net proceeds of the sale of the Public Shares in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We paid a total of approximately $3.3 million in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of the initial business combination) and approximately $0.4 million for other costs and expenses related to our formation and the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 13, 2020	BCTG ACQUISITION CORP.

	By:	/s/ Aaron I. Davis
	Name:	Aaron I. Davis
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

	By:	/s/ Michael Beauchamp
	Name:	Michael Beauchamp
	Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)