Form 10-K
period 2020-12-31
BCTG Acquisition Corp.
filed 2021-03-31
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-39485

BCTG ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-1195036
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

12860 El Camino Real, Suite 300
San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 400-3120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:   None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.00.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2021 was 21,377,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BCTG ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in May 2020 as a Delaware corporation formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. While we may pursue an acquisition opportunity in any business, industry, sector or geographical location, we intend to focus on innovative companies in the biotechnology sector in North America and Europe in order to most effectively leverage our management team’s background and expertise.

To date, our efforts have been limited to organizational activities, completing our initial public offering (the “Initial Public Offering”) and searching for a target business. We have generated no operating revenues to date, and we do not expect that we will generate operating revenues until we consummate our initial business combination.

Our Sponsor and Investment Focus

Our sponsor is an affiliate of Boxer Capital, LLC, or Boxer Capital, a private biopharmaceutical investment firm based in San Diego, California. Boxer Capital was founded in 2005 by its managing founders and Tavistock Group, which is the family office of Joseph C. Lewis. Aaron Davis, our Chief Executive Officer and Chairman, and Christopher Fuglesang, our President, are among the co-founders of Boxer Capital and serve as its Chief Executive Officer and Managing Director, respectively. Boxer Capital’s investment focus is on identifying new therapeutics that will improve patient care and outcomes and investing behind these opportunities to fund their advancement. Boxer Capital invests in the entire drug development lifecycle from early-stage preclinical discovery assets to late-stage clinical and commercial stage companies.

The team at Boxer Capital is comprised of individuals with backgrounds in finance, drug development, medicine and science. The majority of the team has doctorates in medicine and science, and some have been responsible for multiple Investigational New Drug Applications and New Drug Applications. The in-house team is supplemented by a proprietary network of key opinion leaders, expert consultants, healthcare executives, and biotechnology investors. We believe their holistic approach will enable us to identify and evaluate innovative companies that can address unmet needs in healthcare.

A fundamental area of strength for Boxer Capital has been targeted oncology, having focused on investing in this sector of healthcare for most of the last ten years. Over time, Boxer Capital has built a network of research scientists, chemists, physicians, and other experts in areas like manufacturing, intellectual property and food and drug regulations who have expertise in targeted oncology and can be called upon as needed to assist with diligence. To further bolster our support in this area, we have assembled a board of individuals who each have particular expertise in the area of targeted oncology, among other areas. Although we may pursue an acquisition opportunity in any business, industry, or sector, we believe targeted oncology is an area of particular strength where we may have a competitive advantage in finding, evaluating and capitalizing an attractive target company.

Industry Opportunity

We believe that the biotechnology sector represents a tremendous opportunity for growth, with many promising pre-commercial companies seeking funding and guidance from knowledgeable investment firms. There are multiple trends in the sector that contribute to this growth potential, including but not limited to rising U.S. healthcare spending, an accelerated pace of biotechnology innovation, and robust financing and capital markets activity.

Acquisition Strategy & Investment Criteria

Our strategy is to leverage our management team’s expertise and network of key opinion leaders, expert consultants, healthcare executives, biotechnology investors and investment bankers to identify and acquire an attractive target business in the biotechnology industry. We believe that Boxer Capital’s reputation and track record of favorable investments are an additional competitive advantage that will make us an attractive partner for companies in this competitive environment.

As part of our overall strategy, we have identified a set of criteria by which we will evaluate prospective target businesses. While we may enter into a business combination with a company that does not meet all of these criteria, we intend to focus on companies that we believe:

●	Have identified a unique mechanism, developed a novel approach to a known mechanism, or made another scientific or technological leap that provides them with a competitive advantage versus current standard of care;

●	Have a competent management team with the experience and skillset that is necessary to successfully develop and commercialize promising drug candidates;

●	Are attractively valued due to being overlooked, misunderstood or undercapitalized, leaving ample upside for our stockholders;

●	Have a thesis that can be understood and appreciated by public investors in the current environment; and

●	Will benefit from our capital, guidance and network and the public market access we can provide.

The above criteria are not meant to be exhaustive, and our management team may adopt new or unique criteria over time and depending on each particular situation.

Effecting a Business Combination

General

We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private shares, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

We have not signed a definitive agreement with any acquisition targets. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management team will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or Nasdaq, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination.

Our sponsor has entered into an agreement with us to purchase at least an aggregate of 2,500,000 shares of common stock, for an aggregate purchase price of $25,000,000, or $10.00 per share of common stock, prior to, concurrently with, or following the closing of our business combination in a private placement. The capital from such transaction may be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company. If we sell shares to our sponsor (or any other investor) in connection with our initial business combination, the equity interest of IPO investors in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our shares of common stock is greater than the price per share paid in the private placement, the private placement will result in value dilution to our shareholders.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus from our Initial Public Offering, or this report, and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. Members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 24 months from the closing of our Initial Public Offering in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 734,064 of our public shares (or approximately 3.4% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting).

If we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make purchases of our stock in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to our Initial Public Offering or purchased by them in it or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to. The conversion rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 24 months from the closing of our Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the closing of our Initial Public Offering and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties (including any vendors or other entities we engage after our Initial Public Offering, other than our independent registered public accounting firm) and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in our Initial Public Offering executed such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our insiders have agreed that they will be jointly and severally liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Our board of directors has evaluated our insiders’ financial net worth and believes they will be able to satisfy any indemnification obligations that may arise. However, our insiders may not be able to satisfy their indemnification obligations, as we have not required our insiders to retain any assets to provide for their indemnification obligations, nor have we taken any further steps to ensure that they will be able to satisfy any indemnification obligations that arise. Moreover, our insiders will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, (subject to our obligations under Delaware law to provide for claims of creditors as described below).

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our insiders have agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions relating to our Initial Public Offering that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

●	we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

●	if our initial business combination is not consummated within 24 months of the closing of our Initial Public Offering, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

●	we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

●	prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

●	Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the time-frames specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

●	Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

●	The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

●	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

●	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

●	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation;

●	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

●	Our having an extended period of time to consummate a business combination (although with less in trust as a certain number of our stockholders would certainly redeem their shares in connection with any such extension);

●	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

●	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

●	Our insiders receiving compensation in connection with a business combination; and

●	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We pay to an affiliate of our sponsor a fee of $10,000 per month for use of office space and certain office and secretarial services. The office space is located at 12860 El Camino Real, Suite 300, San Diego, CA 92130.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Audited Financial Statements

We have registered our common stock under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this annual report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation sent to stockholders to assist them in assessing the target business. In all likelihood, the financial information included in the proxy solicitation materials will need to be prepared in accordance with U.S. GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. The financial statements may also be required to be prepared in accordance with U.S. GAAP for the Form 8-K announcing the closing of an initial business combination, which would need to be filed within four business days thereafter. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial information. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act beginning for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any of our officers or directors in their capacity as such, and we and our officers and directors have not been subject to any such proceeding in the 12 months preceding the date of this report.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 12860 El Camino Real, Suite 300, San Diego, CA 92130. We pay to an affiliate of our sponsor a fee of $10,000 per month for providing us with office space and certain office and secretarial services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “BCTG” on September 3, 2020.

Holders of Record

As of March 31,, 2021, there were 21,377,250 shares of our common stock issued and outstanding held by 12 stockholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

On September 8, 2020, we consummated our initial public offering (“Initial Public Offering”) of 16,675,000 shares of our common stock, which includes full exercise of the underwriter’s over-allotment option. The shares of common stock were sold at a price of $10.00 per share of common stock, generating gross proceeds to us of $166,750,000. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-240237).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) with our sponsor of 533,500 shares of Common Stock (the “Private Shares”) at a price of $10.00 per share, generating total proceeds of $5,335,000. The Private Shares are identical to the shares of common stock sold in the Initial Public Offering. Additionally, the sponsor has agreed not to transfer, assign, or sell any of the Private Shares (except in limited circumstances, as described in the Initial Public Offering Registration Statement) until the date that is 30 days after the date we complete our initial business combination. Our sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Shares. The Private Shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

Of the gross proceeds received from the Initial Public Offering and the Private Placement, $166,750,000.00 was placed in the Trust Account.

We paid a total of $3,335,000 in underwriting discounts and commissions and approximately $454,000 for other offering costs and expenses related to the Initial Public Offering. Deferred underwriting fees in the amount of $5,836,250 are due upon the closing of a business combination.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “BCTG Acquisition Corp.,” “BCTG,” “our,” “us” or “we” refer to BCTG Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Upon the closing of the Initial Public Offering  and the Private Placement (including the exercise of the over-allotment) $166.8 million, representing the net proceeds of the sale of the Public Shares in the Initial Public Offering and certain proceeds of the Private Placement, was placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer& Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

Results of Operations

Our entire activity since inception up to December 31, 2020 was in preparation for our formation, the Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until after the closing and completion of our initial Business Combination.

For the period from May 21, 2020 (inception) through December 31, 2020, we had net loss of approximately $123,000, which consisted of approximately $109,000 in general and administrative expenses, approximately $40,000 in general and administrative expenses – related party, and approximately $39,000 in franchise and income tax expense, offset by approximately $65,000 in interest income earned on investments held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had $1.3 million in cash available for operating expenses and approximately $1.4 million of working capital.

Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares (as defined below), and the loans under the Note (as defined below) of approximately $127,000 to us to cover for offering costs in connection with the Initial Public Offering. We fully repaid the Notes on September 10, 2020. Subsequent to the consummation of the Initial Public Offering on September 8, 2020, the liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (as defined below). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

 Related Party Transactions

Founder Shares

On June 4, 2020, we issued 3,593,750 shares of common stock to our Sponsor in exchange for a payment of $25,000 (the “Founder Shares”). On September 2, 2020, we declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares), resulting in an aggregate of 4,168,750 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Our Sponsor currently owns an aggregate of 4,493,450 shares of common stock, and our independent directors and advisors collectively own 208,800 shares of common stock. Our Sponsor had agreed to forfeit up to an aggregate of 543,750 Founder Shares, so that the Founder Shares would represent 20% of our issued and outstanding shares after the Initial Public Offering, to the extent the underwriters’ over-allotment option was not exercised in full or in part. On September 8, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founder Shares were no longer subject to forfeiture.

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

Private Placement Shares

Concurrently with the closing of the Initial Public Offering, our Sponsor purchased 533,500 Private Placement Shares, at a price of $10.00 per share, in a private placement for an aggregate purchase price of approximately $5.3 million. The Private Placement Shares are identical to the shares of common stock sold in the Initial Public Offering, subject to certain limited exceptions as described in Note 1 of our financial statements.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If we do not complete a Business Combination, the loans will not be repaid. Such private placement shares would be identical to the Private Placement Shares. We did not have any borrowings under the Working Capital Loans as of December 31, 2020.

Administrative Support Agreement

Commencing on the date of our prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. For the period from May 21, 2020 (inception) through December 31, 2020, the Company incurred $40,000 related to these services. As of December 31, 2020, no amounts were payable related to this agreement.

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

Critical Accounting Policies

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account on the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2020, 15,736,221 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the accompanying balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. Weighted average share were reduced for the effect of an aggregate of 543,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The underwriters exercised their over-allotment option in full on September 8, 2020; thus, these Founder Shares were no longer subject to forfeiture (see Note 6). At December 31, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Our statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Public Shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes of approximately $26,000 for the period from May 21, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Public Shares outstanding for the period. Net loss per share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $123,000, less income attributable to Founder Shares, by the weighted average number of shares of Founder Shares outstanding for the periods.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We have elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Internal Control over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2021.

Name	Age	Position
Aaron I. Davis	42	Chairman, Chief Executive Officer
Christopher Fuglesang, Ph.D., J.D.	52	President, Director
Michael Beauchamp	30	Chief Financial Officer, Treasurer
Andrew Ellis, M.D., J.D.	38	Chief Operating Officer, Secretary
Carole L. Nuechterlein, J.D.	60	Director
Richard Heyman, Ph.D.	63	Director
Charles M. Baum, M.D., Ph.D.	63	Director
Jamie G. Christensen, Ph.D.	53	Director
James B. Avery	57	Director

Aaron I. Davis has served as our Chief Executive Officer and Chairman of our board of directors since May 2020. Mr. Davis co-founded Boxer Capital, LLC (“Boxer Capital”), the healthcare arm of the Tavistock Group, where he has served as portfolio manager since 2005 and as Chief Executive Officer since 2012. At Boxer Capital, Mr. Davis is responsible for identifying, evaluating and structuring investment opportunities in private and public biotechnology companies. Mr. Davis serves as a member of the board of directors of Mirati Therapeutics, Inc. (Nasdaq:MRTX), Odonate Therapeutics, Inc. (Nasdaq:ODT), iTeos Therapeutics, Inc. (Nasdaq:ITOS), and Sojournix, Inc. and serves as the Executive Chairman of CiVi Biopharma Holdings, Inc. Prior to joining the Tavistock Group, Mr. Davis worked in the Global Healthcare Investment Banking and Private Equity Groups at UBS Warburg, LLC. Mr. Davis received an M.A. degree in biotechnology from Columbia University and a B.B.A. degree in finance from Emory University. We believe Mr. Davis’ experience serving as a director of biotechnology companies and as a manager of funds specializing in the area of life sciences qualifies him to serve on our Board of Directors.

Christopher Fuglesang, Ph.D., J.D., has served as our President and as a member of our board of directors since May 2020. Dr. Fuglesang joined Tavistock Group in 2005 as a vice president and was a co-founder of Boxer Capital, where he has been a managing director since 2012. At Boxer Capital, Dr. Fuglesang assists in managing the firm’s research team, deal structuring and securities compliance. Prior to joining Boxer Capital, Dr. Fuglesang was vice president at Eidogen-Sertanty, Inc., a structural proteomics software company, and an attorney at Perkins Coie LLC. Dr. Fuglesang is a member of the board of directors of Pandion Therapeutics, Inc. and CiVi Biopharma Holdings, Inc. Dr. Fuglesang served as a member of the board of directors of Kalypsys, Inc. from 2007 to 2013 and of Ambrx Inc. from 2011 to 2015. Dr. Fuglesang received a B.S. in chemistry and physics from the University of California at Los Angeles, a Ph.D. in theoretical chemical physics from the University of California at Los Angeles, and a J.D. from Boston University. We believe Dr. Fuglesang’s experience as an investor in the life sciences industry qualifies him to serve on our board of directors.

Michael Beauchamp has served as our Chief Financial Officer and Treasurer since May 2020. Mr. Beauchamp has served as Vice President of Finance at Boxer Capital since January 2016, where he is responsible for the firm’s back office operations, including finance, tax, audit and administration. Prior to joining Boxer Capital, Mr. Beauchamp worked in the assurance practice at PricewaterhouseCoopers from 2012 to January 2016. Mr. Beauchamp received a bachelor of accountancy degree from the University of San Diego.

Andrew Ellis, M.D., J.D., has served as our Chief Operating Officer and Secretary since May 2020. Dr. Ellis has served at Boxer Capital as Head of Compliance since July 2018 and as Senior Vice President since December 2020, where he is responsible for securities compliance, deal structuring and due diligence for investments in private and public healthcare companies. Prior to joining Boxer Capital, Dr. Ellis was a corporate and securities attorney at Wilson Sonsini Goodrich & Rosati, P.C. from August 2013 to July 2018, where he worked with life sciences companies and investors on a variety of corporate transactions. Dr. Ellis received an M.D. and general surgery training at Baylor College of Medicine, a J.D. from New York University School of Law, and a B.S. degree in Biology from Baylor University.

Carole L. Nuechterlein, J.D., has served on our board of directors since the completion of our initial public offering. Ms. Nuechterlein joined F. Hoffmann-La Roche Ltd. in 2001 and currently serves as the head of Roche Venture Fund. Prior to that, from 1998 to 2001, Ms. Nuechterlein served as General Counsel for SangStat, Inc., a biopharmaceutical company. Ms. Nuechterlein has served as a member of the board of directors of Millendo Therapeutics, Inc. (Nasdaq:MLND) since March 2017 and Aligos Therapeutics (Nasdaq: ALGS) since August 2018,. Ms. Nuechterlein serves and has served as a member of the boards of directors of a number of private biotechnology companies, including Enthera Therapeutics since January 2021, Entrada Therapeutics since April 2020, Vivet Therapeutics SAS since April 2017, CiVi BioPharma, Inc. since March 2017, Mission Therapeutics Ltd. since January 2017, Arch Oncology Inc. since August 2016 and Second Genome, Inc. since April 2016. She also served as a member of the board of directors of AveXis Inc., a biotechnology company (Nasdaq:AVXS), from October 2014 to May 2017. Ms. Nuechterlein received a B.A. from Valparaiso University and a J.D. from University of Michigan. We believe Ms. Nuechterlein’s experience investing in innovative biotechnology companies qualifies her to serve on our board of directors.

Richard Heyman, Ph.D., has served on our board of directors since the completion of our initial public offering. Dr. Heyman is chairman of the board of directors and co-founder of Metacrine, Inc., a biotechnology company developing new therapeutics for the treatment of liver and gastrointestinal diseases. He also is on the board of directors of Gritstone Oncology, Inc. (Nasdaq:GRTS) and is the co-founder and chairman of the board of directors of ORIC Pharmaceuticals, Inc. (Nasdaq:ORIC). Previously, Dr. Heyman served as president and chief executive officer of Seragon Pharmaceuticals Inc., or Seragon, a privately-held biotechnology company, which was acquired by Genentech in 2014. Prior to Seragon, he co-founded and served as president and chief executive officer of Aragon Pharmaceuticals, Inc., or Aragon, until it was purchased by Johnson & Johnson in 2013. Dr. Heyman is a venture partner for Arch Ventures and also serves on the boards of directors for private life sciences companies Yumanity Therapeutics, Inc., Vividion Therapeutics, Inc., PMV Pharmaceuticals, Inc. and Amunix Inc. He is Vice Chair of the Board of Trustees at the Salk Institute, on the Board Foundation for the American Association for Cancer Research, or AACR, and on the Board of Visitors at the University of California at San Diego Moores Cancer Center. Dr. Heyman received a B.S. in chemistry from the University of Connecticut and a Ph.D. in pharmacology from the University of Minnesota. He was an NIH post-doctoral fellow and staff scientist at the Salk Institute. We believe Dr. Heyman’s experience and expertise as a biotechnology executive and investor qualifies him to serve on our board of directors.

Charles M. Baum, M.D., Ph.D., has served on our board of directors since the completion of our initial public offering. Dr. Baum has been the President and Chief Executive Officer and a member of the board of directors of Mirati Therapeutics, Inc. since November 2012. From June 2003 to September 2012, he was at Pfizer as Senior Vice President for Biotherapeutic Clinical Research within Pfizer’s Worldwide Research & Development division and as Vice President and Head of Oncology Development and Chief Medical Officer for Pfizer’s Biotherapeutics and Bioinnovation Center. From 2000 to 2003, he was responsible for the development of several oncology compounds at Schering-Plough Corporation (acquired by Merck). His career has included academic and hospital positions at Stanford University and Emory University, as well as positions of increasing responsibility within the pharmaceutical industry at SyStemix, Inc. (acquired by Novartis AG), G.D. Searle & Company (acquired by Pfizer), Schering-Plough Corporation (acquired by Merck) and Pfizer. Dr. Baum has served on the board of directors of Immunomedics, Inc. (Nasdaq:IMMU) since February 2019 and was on the board of directors of Array BioPharma Inc. from 2014 until its acquisition by Pfizer in July 2019. Dr. Baum received his M.D. and Ph.D. (Immunology) degrees from Washington University School of Medicine in St. Louis, Missouri and completed his post-doctoral training at Stanford University. We believe Dr. Baum’s experience as a biotechnology executive and his expertise in targeted oncology qualifies him to serve on our board of directors.

Jamie G. Christensen, Ph.D., has served on our board of directors since the completion of our initial public offering. Dr. Christensen has been the Executive Vice President and Chief Scientific Officer of Mirati Therapeutics, Inc. since June 2013. In his role at Mirati, he is responsible for drug discovery, translational research, drug manufacturing and companion diagnostics research and teams. While at Mirati, Dr. Christensen led activities related to the discovery and advancement of the KRAS G12C inhibitor, MRTX849, as well as the spectrum-selective receptor tyrosine kinase (RTK) inhibitor, sitravatinib, through IND and clinical development. Prior to Mirati, Dr. Christensen most recently was the head of Oncology Precision Medicine and member of the executive leadership team in the Oncology Research Unit at Pfizer. While at Pfizer, Dr Christensen led key aspects of the nonclinical and clinical development of sunitinib (Sutent®), crizotinib (Xalkori®), and palbociclib (Ibrance®). Prior to his time at Pfizer, he held positions at SUGEN/Pharmacia as a Group Leader on the Preclinical Research and Exploratory Development team. Dr. Christensen initiated his industry experience at Warner Lambert/Parke-Davis with research focus in RTK biology and pathway biomarker development in the oncology therapeutic area. Dr. Christensen received his Ph.D. focusing in Molecular Pharmacology from North Carolina State University with dissertation research directed toward characterization of mechanisms of apoptosis dysregulation during the process of carcinogenesis. We believe Dr. Christensen’s experience as a biotechnology executive and his expertise in drug discovery and translational research qualifies him to serve on our board of directors.

James B. Avery has served on our board of directors since October 2020. Mr. Avery joined Tavistock Group in July 2014 and is currently a Senior Managing Director. From 2003 to June 2014, Mr. Avery was a Managing Director and Co-Founder of GCA Savvian, a boutique investment bank, in addition to holding the position of Representative Director for GCA Corporation, GCA Savvian’s parent company that is publicly traded on the Tokyo Stock Exchange. Prior to GCA Savvian, Mr. Avery spent 10 years working in the New York and Silicon Valley offices of Morgan Stanley, where he advised clients across a number of industries on strategic, merger & acquisition and capital market transactions. Mr. Avery has also held roles at Edward M. Greenberg Associates, Burson-Marsteller, Westdeutsche Landesbank, and Republic National Bank of New York. Mr. Avery is currently a member of the board of directors of Inseego Corp. (Nasdaq: INSG) and FrontWell Capital Partners. Mr. Avery received his Bachelor of Science in Finance from Miami University in 1986. We believe that Mr. Avery’s management background and expertise in strategic corporate matters and capital markets qualifies him to serve as a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors has seven members, five of whom are deemed “independent” under SEC and Nasdaq rules. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Carole L. Nuechterlein and Jamie G. Christensen, expires at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Richard Heyman and Charles M. Baum, expires at the second annual meeting. The term of office of the third class of directors, consisting of Aaron I. Davis, Christopher Fuglesang and James B. Avery, expires at our third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Pursuant to an with our sponsor, upon consummation of an initial business combination, our sponsor will be entitled to nominate two individuals for election to our board of directors.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officers may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. We will pay to an affiliate of our sponsor a fee of $10,000 per month for providing us with office space and certain office and secretarial services until we close a business combination. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. Other than the $10,000 per month administrative fee, no compensation or fees of any kind, including finder’s fees, consulting fees and other similar fees, will be paid to our insiders or any of the members of our management team, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Director Independence

Nasdaq listing standards require that within one year of the listing of our securities on the Nasdaq Capital Market we have at least three independent directors and that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors had determined that Carole L. Nuechterlein, Richard Heyman, Jamie Christensen, Charles M. Baum and James B. Avery are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must be approved by our audit committee and a majority of disinterested directors.

Audit Committee

We have established an audit committee of the board of directors, which consists of Carole L. Nuechterlein, Richard Heyman, and Charles M. Baum, each of whom is an independent director. Carole L. Nuechterlein serves as chairman of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Carole L. Nuechterlein qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Guidelines for Selecting Director Nominees

We do not have a standing nominating committee, though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors.

The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. Carole L. Nuechterlein, Richard Heyman, Jamie Christensen, Chuck Baum and James B. Avery will participate in the consideration and recommendation of director nominees. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, extraordinary general meeting). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our bylaws.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee

We have established a compensation committee of the board of directors consisting of Richard Heyman and Carole L. Nuechterlein, each of whom is an independent director. Richard Heyman serves as chairman of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President and Chief Executive Officer’s compensation, evaluating our President and Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President and Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

We may not have a compensation committee in place prior to the completion of our initial business combination. Any executive compensation matters that arise prior to the time we have a compensation committee in place will be determined by our independent directors. None of our directors who currently serve as members of our compensation committee is, or has at any time in the past been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any other entity that has one or more executive officers serving on our board of directors. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors of any other entity that has one or more executive officers serving on our compensation committee.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors are required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	Unless we consummate our initial business combination, our officers, directors and other insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

●	The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares or private shares. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 24 months from the date of our Initial Public Offering. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current material pre-existing fiduciary or contractual obligations of our officers, directors and director nominees:

Name of Individual	Name of Affiliated Company	Entity’s Business	Affiliation
Aaron Davis	Boxer Capital, LLC	Investment Fund	Chief Executive Officer
	MVA Investors, LLC	Investment Fund	Chief Executive Officer
	Mirati Therapeutics, Inc.	Therapeutics	Director
	Odonate Therapeutics, Inc.	Therapeutics	Director
	iTeos Therapeutics, Inc.	Therapeutics	Director
	Tango Therapeutics, Inc.	Therapeutics	Director
	CiVi Biopharma Holdings, Inc.	Therapeutics	Executive Chairman
	Sojournix, Inc.	Therapeutics	Director
	Rain Therapeutics, Inc.	Therapeutics	Director

Christopher Fuglesang	Boxer Capital, LLC	Investment Fund	Managing Director
	MVA Investors, LLC	Investment Fund	President
	Pandion Therapeutics, Inc.	Therapeutics	Director
	CiVi Biopharma Holdings, Inc.	Therapeutics	Director
	Coho Therapeutics, Inc.	Therapeutics	Director
	Shoreline Biosciences, Inc.	Therapeutics	Director

Michael Beauchamp	Boxer Capital, LLC	Investment Fund	Vice President of Finance

Andrew Ellis	Boxer Capital, LLC	Investment Fund	Senior Vice President

Carole L. Nuechterlein	F. Hoffmann-La Roche Ltd.	Therapeutics	Deputy Director, Head of Roche Venture Fund
	Millendo Therapeutics, Inc.	Therapeutics	Director
	Aligos Therapeutics, Inc.	Therapeutics	Director
	Vivet Therapeutics SAS	Therapeutics	Director
	CiVi Biopharma Holdings, Inc.	Therapeutics	Director
	Entrada Therapeutics, Inc.	Therapeutics	Director
	Mission Therapeutics Ltd.	Therapeutics	Director
	Arch Oncology Inc.	Therapeutics	Director
	Second Genome, Inc.	Therapeutics	Director
	Enthera Therapeutics	Therapeutics	Director

Richard Heyman	Arch Ventures	Investment Fund	Venture Partner
	Metacrine, Inc.	Therapeutics	Chairman
	Millendo Therapeutics, Inc.	Therapeutics	Director
	ORIC Pharmaceuticals	Therapeutics	Director
	YumanityTherapeutics, Inc.	Therapeutics	Director
	Vividion Therapeutics, Inc.	Therapeutics	Director
	PMV Pharmaceuticals, Inc.	Therapeutics	Chairman
	Amunix, Inc.	Therapeutics	Director

Charles M. Baum	Mirati Therapeutics, Inc.	Therapeutics	President, Chief Executive Officer and Director
	OncoMyx Therapeutics, Inc.	Therapeutics	Chairman

Jamie G. Christensen	Mirati Therapeutics, Inc.	Therapeutics	Executive Vice President and Chief Scientific Officer

James B. Avery	Tavistock Group	Financial	Senior Managing Director

Further, our insiders, including our officers and directors, have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares and private shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or other insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). In no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Directors and Officers

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this report.

Our bylaws also will permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We will purchase a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

ITEM 11. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding common stock(ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2021, we had 21,377,250 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares owned by them. The following table does not reflect record of beneficial ownership of any shares issuable upon exercise of derivative securities that are not exercisable within 60 days of March 31, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Shares
BCTG Holdings, LLC (our sponsor) (2)	4,488,450	21.0	%(3)
Aaron Davis	—	—
Christopher Fuglesang	—	—
Michael Beauchamp	—	—
Andrew Ellis	—	—
Carole L. Nuechterlein	—	—
Richard Heyman	40,600	*
Charles M. Baum	40,600	*
Jamie G. Christensen	40,600	*
James B. Avery	—	—
All officers and directors as a group (9 individuals)	121,800	*
	4,610,250	21.6	%(3)

*	Less than 1.0%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BCTG Acquisition Corp., 12860 El Camino Real, Suite 300, San Diego, CA 92130

(2)	A board consisting of Aaron Davis, Christopher Fuglesang and Andrew Ellis makes voting and dispositive decisions with respect to our securities owned by the sponsor. Each of Aaron Davis, Christopher Fuglesang and Andrew Ellis disclaims any pecuniary interest in the sponsor except to the extent of his beneficial interest in the securities owned by the sponsor.

(3)	Includes 533,500 private placement shares purchased by our sponsor.

All of the insider shares issued and outstanding prior to the date of our Initial Public Offering were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 10 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (i) for transfers to our officers, directors or their respective affiliates (including for transfers to an entity’s members upon its liquidation), (ii) to relatives and trusts for estate planning purposes, (iii) by virtue of the laws of descent and distribution upon death, (iv) pursuant to a qualified domestic relations order, (v) by certain pledges to secure obligations incurred in connection with purchases of our securities, (vi) by private sales made at or prior to the consummation of a business combination at prices no greater than the price at which the shares were originally purchased or (vii) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause (vii)) where the transferee agrees to the terms of the escrow agreement, but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate the trust account, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to their insider shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On June 4, 2020, our sponsor purchased 3,593,750 shares for an aggregate purchase price of $25,000. In August 2020 and November 2020, respectively, our sponsor transferred an aggregate of 105,000 founder shares to our directors or at their direction, and an aggregate of 80,000 shares to our scientific advisors. On September 2, 2020, we declared a dividend of 0.16 shares for each outstanding share (an aggregate of 575,000 shares), resulting in an aggregate of 4,168,750 shares outstanding, which we refer to herein as “founder shares” or “insider shares.”

In order to meet our working capital needs our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of our business combination into additional private shares at a price of $10.00 per share (which, for example, would result in the holders being issued 50,000 shares if $500,000 of notes were so converted). Such private shares will be identical to the private shares issued at the closing of our initial public offering. Our stockholders have approved the issuance of the private shares upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans will not be repaid.

The holders of our insider shares, as well as the holders of the private shares, are entitled to registration and stockholder rights pursuant to a registration rights agreement. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the registration rights and stockholder rights agreement our sponsor will be entitled, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock prior to our initial public offering, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

Our sponsor has entered into an agreement with us to purchase at least an aggregate of 2,500,000 shares of common stock for an aggregate purchase price of $25,000,000, or $10.00 per share of common stock, prior to, concurrently with, or following the closing of our business combination in a private placement. The shares of common stock issuable pursuant to the forward purchase agreement will be identical to the shares of common stock being sold in our initial public offering, except that the holders thereof will have certain registration rights, as described herein. The capital from such transaction may be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement would be used for working capital in the post-transaction company.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of fees paid or to be paid to WithumSmith+Brown, PC, or Withum, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the period from May 21, 2020 (inception) through December 31, 2020 totaled $99,395. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards for the period from May 21, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Withum for tax planning and tax advice for the period from May 21, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Withum for other services for the period from May 21, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	Financial Statements:

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 2, 2020, by and between the Registrant and SVB Leerink LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.1	Letter Agreement, dated September 2, 2020, by and among the Registrant and its officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.2	Investment Management Trust Agreement, dated September 2, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.3	Escrow Agreement, dated September 2, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company, LLC, as escrow agent, and the Registrant’s initial stockholders.(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.4	Registration Rights Agreement, dated September 2, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.5	Administrative Support Agreement, dated September 2, 2020, by and between the Registrant and Boxer Capital, LLC, an affiliate of the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.6	Indemnity Agreements, each dated September 2, 2020, by and between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.7	Subscription Agreement, dated September 2, 2020, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 31, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 31, 2020)
99.2	Form of Compensation Committee Charter incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 31, 2020)
101.INS	XBRL Instance Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BCTG ACQUISITION CORP.

Dated: March 31, 2021	By:	/s/Aaron I. Davis
	Name:	Aaron I. Davis
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Aaron I. Davis	Chief Executive Officer and Chairman	March 31, 2021
Aaron I. Davis	(Principal Executive Officer)

/s/ Michael Beauchamp	Chief Financial Officer and Treasurer	March 31, 2021
Michael Beauchamp	(Principal Financial and Accounting Officer)

/s/ Christopher Fuglesang	President and Director	March 31, 2021
Christopher Fuglesang

/s/ Carole L. Nuechterlein	Director	March 31, 2021
Carole L. Nuechterlein

/s/ Richard Heyman	Director	March 31, 2021
Richard Heyman

/s/ Charles M. Baum	Director	March 31, 2021
Charles M. Baum

/s/ Jamie G. Christensen	Director	March 31, 2021
Jamie G. Christensen

/s/ James B. Avery	Director	March 31, 2021
James B. Avery

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated September 2, 2020, by and between the Registrant and SVB Leerink LLC, as representative of the several underwriters (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.1	Letter Agreement, dated September 2, 2020, by and among the Registrant and its officers, directors and initial stockholders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.2	Investment Management Trust Agreement, dated September 2, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC as trustee (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.3	Escrow Agreement, dated September 2, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company, LLC, as escrow agent, and the Registrant’s initial stockholders.(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.4	Registration Rights Agreement, dated September 2, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the Registrant’s initial stockholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.5	Administrative Support Agreement, dated September 2, 2020, by and between the Registrant and Boxer Capital, LLC, an affiliate of the Sponsor (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.6	Indemnity Agreements, each dated September 2, 2020, by and between the Registrant and each of the Registrant’s officers and directors (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
10.7	Subscription Agreement, dated September 2, 2020, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on September 9, 2020)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 31, 2020)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Form of Audit Committee Charter incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 31, 2020)
99.2	Form of Compensation Committee Charter incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on August 31, 2020)
101.INS	XBRL Instance Document

BCTG ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

BCTG Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of BCTG Acquisition Corp. (the “Company”), as of December 31, 2020, the related statements of operations, changes in stockholders’ equity and cash flows for the period from May 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from May 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statement, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2021

BCTG ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets:
Current assets:
Cash	$1,314,085
Prepaid expenses	183,496
Total current assets	1,497,581
Investments held in Trust Account	166,815,235
Total Assets	$168,312,816

Liabilities and Stockholders’ Equity:
Current liabilities:
Accrued expenses	$74,927
Accrued income taxes	6,864
Franchise tax payable	32,563
Total current liabilities	114,354
Deferred underwriting commissions	5,836,250
Total liabilities	5,950,604

Commitments and Contingencies

Common stock; 15,736,221 shares subject to possible redemption at $10.00 per share	157,362,210

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 5,641,029 shares issued and outstanding (excluding 15,736,221 shares subject to possible redemption)	564
Additional paid-in capital	5,122,484
Accumulated deficit	(123,046)
Total stockholders’ equity	5,000,002
Total Liabilities and Stockholders’ Equity	$168,312,816

The accompanying notes are an integral part of these financial statements.

BCTG ACQUISITION CORP.

STATEMENTS OF OPERATIONS

For the Period from May 21, 2020 (inception) through December 31, 2020

General and administrative expenses	$108,865
Administrative expenses - related party	40,000
Franchise tax expense	32,563
Loss from operations	(181,428)
Interest earned on investments held in Trust Account	65,246
Loss before income tax expense	(116,182)
Income tax expense	6,864
Net loss	$(123,046)

Weighted average shares outstanding, of Public Shares	16,675,000
Basic and diluted net loss per share, Public Shares	$(0.00)
Weighted average shares outstanding, of Founder Shares	4,212,127
Basic and diluted net loss per share, Founder Shares	$(0.04)

The accompanying notes are an integral part of these financial statements.

BCTG ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - May 21, 2020 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor	4,168,750	417	24,583	-	25,000
Sale of common stock in initial public offering, gross	16,675,000	1,668	166,748,332	-	166,750,000
Offering costs	-	-	(9,624,742)	-	(9,624,742)
Sale of private placement shares to Sponsor in private placement	533,500	53	5,334,947	-	5,335,000
Shares subject to possible redemption	(15,736,221)	(1,574)	(157,360,636)	-	(157,362,210)
Net loss	-	-	-	(123,046)	(123,046)
Balance – December 31, 2020	5,641,029	$564	$5,122,484	$(123,046)	$5,000,002

The accompanying notes are an integral part of these financial statements.

BCTG ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from May 21, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(123,046)
Interest earned on investments held in Trust Account	(65,235)
Changes in operating assets and liabilities:
Prepaid expenses	(183,496)
Accrued expenses	4,927
Accrued income taxes	6,864
Franchise tax payable	32,563
Net cash used in operating activities	(327,423)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(166,750,000)
Net cash used in investing activities	(166,750,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	25,000
Proceeds from note payable to related party	25
Proceeds received from initial public offering, gross	166,750,000
Proceeds received from private placement	5,335,000
Repayment of note payable to related party	(127,232)
Payments of offering costs	(3,591,285)
Net cash provided by financing activities	168,391,508

Net change in cash	1,314,085

Cash - beginning of the period	-
Cash - end of the period	$1,314,085

Supplemental disclosure of noncash activities:
Offering costs included in note payable - related party	$127,207
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions	$5,836,250
Initial value of common stock subject to possible redemption	$157,484,340
Change in value of common stock subject to possible redemption	$(122,130)

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2020, the Company had not commenced any operations, other than searching for a target business. All activity for the period from May 21, 2020 (inception) through December 31, 2020 had been related to the Company’s formation and the initial public offering (“Initial Public Offering”) described below, and since offering, the search for a prospective Initial Business Combination. The Company will not generate any operating revenue until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Basis of Presentation

The accompanying financial statement is presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Liquidity and Capital Resources

As of December 31, 2020, the Company had $1.3 million of cash in its operating account and approximately $1.4 million of working capital.

Through December 31, 2020, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the Note of approximately $127,000 (see Note 5) to the Company to cover for offering costs in connection with the Initial Public Offering, and net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the Note on September 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

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

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account on the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

As of December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued income taxes and franchise tax payable approximate their fair values due to the short-term nature of the instruments.  The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.  The fair value of investments held in Trust Account is determined using quoted prices in active markets.

Offering Costs associated with the Initial Public Offering

Offering costs consisted of legal, accounting and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 15,736,221 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

 Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss applicable to stockholders by the weighted average number of shares of common stock outstanding during the periods. Weighted average shares were reduced for the effect of an aggregate of 543,750 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. The underwriters exercised their over-allotment option in full on September 8, 2020; thus, these Founder Shares were no longer subject to forfeiture (see Note 6). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Public Shares is calculated by dividing the investment income earned on the Trust Account, net of applicable income and franchise taxes of approximately $26,000 for the period from May 21, 2020 (inception) through December 31, 2020, by the weighted average number of shares of Public Shares outstanding for the period. Net loss per share, basic and diluted for Founder Shares is calculated by dividing the net loss of approximately $123,000, less income attributable to Public Shares, by the weighted average number of shares of Founder Shares outstanding for the periods.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Support Agreement

Commencing on the date of the Company’s prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from May 21, 2020 (inception) through December 31, 2020, the Company incurred $40,000 related to these services. As of December 31, 2020, no amounts were payable related to this agreement.

Share Purchase Commitment

The Company’s Sponsor entered into an agreement to purchase an aggregate of at least 2,500,000 shares of common stock for an aggregate purchase price of $25.0 million, or $10.00 per share, prior to, concurrently with, or following the closing of the Initial Business Combination in a private placement. The funds from such private placement may be used as part of the consideration to the sellers in the Initial Business Combination, and any excess funds from such private placement may be used for working capital in the post-transaction company.

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue 30,000,000 shares of common stock, par value of $0.0001 per share. On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares). All shares and associated amounts have been retroactively restated to reflect the share dividend. As of December 31, 2020, there were 21,377,250 shares of common stock outstanding, including 15,736,221 shares of common stock subject to possible redemption that were classified outside of permanent equity in the accompanying balance sheet.

NOTE 8. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets held in Trust:
U.S. Treasury Securities maturing March 4, 2021	$166,811,648	$-	$-
Money Market Fund	3,587	-	-
	$166,815,235	$-	$-

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended December 31, 2020 and for the period from May 21, 2020 (inception) through December 31, 2020.

NOTE 8—INCOME TAXES

The Company generates taxable income primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) for the period from May 21, 2020 (inception) through December 31, 2020 consists of the following:

Current
Federal	$6,864
State	-
Deferred
Federal	(31,262)
State	-
Valuation allowance	31,262
Income tax provision	$6,864

As of December 31, 2020, the Company’s net deferred tax assets are as follows:

Deferred tax assets:
Start-up/Organization costs	$31,262
Total deferred tax assets	31,262
Valuation allowance	(31,262)
Deferred tax asset, net of allowance	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from May 21, 2020 (inception) through December 31, 2020, the valuation allowance was $31,362.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate for the period from May 6 (inception) through December 31, 2020 is as follows:

Statutory Federal income tax rate	21.00%
Change in Valuation Allowance	(26.91)%
Effective tax rate	(5.91)%

There were no unrecognized tax benefits as of December 31, 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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