Form 10-Q
period 2021-03-31
BCTG Acquisition Corp.
filed 2021-05-14
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

BCTG ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-39485	85-1195036
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

12860 El Camino Real, Suite 300 San Diego, CA	92130
(Address of principal executive offices)	(Zip Code)

(858) 400-3120

Registrant’s telephone number, including area code

Not Applicable

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

As of May 14, 2021, 21,377,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BCTG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BCTG ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$1,258,456	$1,314,085
Prepaid expenses	192,828	183,496
Total current assets	1,451,284	1,497,581
Investments held in Trust Account	166,809,388	166,815,235
Total Assets	$168,260,672	$168,312,816

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$68,322	$-
Accrued expenses	202,089	74,927
Accrued income taxes	7,389	6,864
Franchise tax payable	24,164	32,563
Total current liabilities	301,964	114,354
Deferred underwriting commissions	5,836,250	5,836,250
Total liabilities	6,138,214	5,950,604

Commitments and Contingencies

Common stock; 15,712,245 and 15,736,221 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	157,122,450	157,362,210

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 5,665,005 and 5,641,029 shares issued and outstanding (excluding 15,712,245 and 15,736,221 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	566	564
Additional paid-in capital	5,362,242	5,122,484
Accumulated deficit	(362,800)	(123,046)
Total stockholders’ equity	5,000,008	5,000,002
Total Liabilities and Stockholders’ Equity	$168,260,672	$168,312,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

For the Three Months Ended March 31, 2021

General and administrative expenses	$211,731
Administrative expenses - related party	30,000
Franchise tax expense	24,164
Loss from operations	(265,895)
Interest earned on investments held in Trust Account	26,666
Loss before income tax expense	$(239,229)
Income tax expense	525
Net loss	$(239,754)

Weighted average shares outstanding, of Public Shares	16,675,000
Basic and diluted net loss per share, Public Shares	$0.00
Weighted average shares outstanding, of Founder Shares	4,702,250
Basic and diluted net loss per share, Founder Shares	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2021

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	5,641,029	$564	$5,122,484	$(123,046)	$5,000,002
Common stock subject to possible redemption	23,976	2	239,758	-	239,760
Net loss	-	-	-	(239,754)	(239,754)
Balance - March 31, 2021 (unaudited)	5,665,005	$566	$5,362,242	$(362,800)	$5,000,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net loss	$(239,754)
Interest earned on investments held in Trust Account	(26,666)
Changes in operating assets and liabilities:
Prepaid expenses	(9,332)
Accounts payable	68,322
Accrued expenses	127,162
Accrued income taxes	525
Franchise tax payable	24,114
Net cash used in operating activities	(55,629)

Net change in cash	(55,629)

Cash - beginning of the period	1,314,085
Cash - end of the period	$1,258,456

Supplemental disclosure of noncash activities:
Change in Value of common stock subject to possible redemption	$(239,760)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

BCTG Acquisition Corp. (“BCTG” or the “Company”) was incorporated as a Delaware corporation on May 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (a “Business Combination”) with one or more operating businesses or entities that it has not yet selected (a “target business”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in North America and Europe in the biotechnology industry. The Company has neither engaged in any operations nor generated revenue to date, other than searching for a target business and the negotiation of the transactions related to the Proposed Business Combination (as defined below). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

On April 13, 2021, BCTG entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Merger Agreement”), by and among BCTG, BCTG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BCTG (“Merger Sub”), and Tango Therapeutics, Inc. (“Tango”). The Merger Agreement provides for the merger of Merger Sub with and into Tango, with Tango continuing as the surviving entity. Tango is a biotechnology company committed to discovering and delivering the next generation of precision cancer medicines. See “The Proposed Business Combination” described below.

All Company activity for the period from May 21, 2020 (inception) through March 31, 2021 has been related to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination and the negotiation of the transactions related to the Proposed Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is BCTG Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 2, 2020. On September 8, 2020, the Company consummated its Initial Public Offering of 16,675,000 shares of common stock (the “Public Shares”), including the 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 533,500 shares of common stock (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $166.8 million, representing the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will remain invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to stock exchange listing rules, the Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account) at the time the Company signs a definitive agreement in connection with its initial Business Combination. The terms of the Merger Agreement satisfy this requirement. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company will provide the holders of Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated Certificate of Incorporation which was adopted by the Company in connection with the Initial Public Offering (the “Amended and Restated Certificate”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the holders of the Founder Shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

If a Business Combination has not been consummated within 24 months from the closing of the Initial Public Offering, or September 8, 2022 (the “Combination Period”) and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account.

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

Proposed Business Combination

On April 13, 2021, BCTG Acquisition Corp., a Delaware corporation (“BCTG”), entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Merger Agreement”), by and among BCTG, BCTG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BCTG (“Merger Sub”), and Tango Therapeutics, Inc. (“Tango”). Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub will merge with and into Tango (the “Merger”) with Tango surviving the merger as a wholly-owned subsidiary of BCTG (the “Proposed Business Combination”). In addition, in connection with the consummation of the Proposed Business Combination, BCTG will be renamed “Tango Therapeutics, Inc.”

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the Merger Agreement, BCTG has agreed to acquire all of the outstanding shares of Tango common stock (including any options or warrants exercisable therefor) for $550,000,000 in aggregate consideration, comprising 55,000,000 shares of BCTG common stock, based on a price of $10.00 per share (such shares being referred to herein as the “Merger Consideration”).

At the effective time of the Proposed Business Combination (the “Effective Time”), by virtue of the consummation of the Proposed Business Combination and without any further action on the part of BCTG, Merger Sub or Tango (after Tango causes each share of Tango preferred stock that is issued and outstanding immediately prior to the consummation of the Proposed Business Combination to be automatically converted immediately prior to the consummation of the Proposed Business Combination into a number of shares of Tango common stock at the then-effective conversation rate as calculated in accordance with Tango’s organizational documents), each share of Tango common stock issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive a number of shares of BCTG common stock equal in value to the quotient of the Merger Consideration divided by the fully diluted capitalization of Tango (the “Exchange Ratio”) without interest. Each outstanding Tango option shall be assumed by BCTG and automatically converted into an option to purchase such number of shares of BCTG’s common stock, as adjusted based on the Exchange Ratio. If any shares of Tango common stock issued and outstanding immediately prior to the Effective Time are shares of Tango restricted stock, then the shares of BCTG common stock issued in exchange for such shares of Tango restricted stock shall to the same extent be unvested and subject to the same repurchase option or risk of forfeiture as in effect immediately prior to the Effective Time, and the certificates and/or book entries representing such shares of BCTG common stock shall accordingly be marked with appropriate legends. No certificates or scrip representing fractional shares of BCTG’s common stock will be issued pursuant to the consummation of the Proposed Business Combination . Stock certificates evidencing the Merger Consideration shall bear restrictive legends as required by any securities laws at the time of the closing of the Proposed Business Combination.

The closing of the Proposed Business Combination is subject to certain customary conditions of the respective parties, including, (i) stockholder approval; (ii) no Material Adverse Effect (as defined in the Merger Agreement) with respect to Tango since the date of the Merger Agreement; (iii) expiration or termination of the Hart Scott-Rodino waiting period; (iv) a minimum of $5,000,001 of net tangible assets immediately following the closing (after giving effect to any redemptions); (v) proceeds, net of BCTG expenses, at the closing of at least $300 million (subject to certain shortfall provisions); (vi) satisfaction of any applicable listing requirements of The Nasdaq Capital Market; (vii) delivery by certain Tango stockholders of lock-up agreements; and (viii) BCTG and certain Tango stockholders having entered into an amended and restated registration rights agreement.

At the time of the execution of the Merger Agreement, BCTG entered into subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, pursuant to which, among other things, BCTG agreed to issue and sell, in a private placement to close immediately prior to the closing of the Proposed Business Combination, an aggregate of 18,610,000 shares of BCTG common stock for $10.00 per share for a total of $186,100,000.00.

On April 20, 2021, the Company filed with the SEC a Registration Statement on Form S-4, that includes a preliminary proxy statement/prospectus, and, when available, the Company intends to file a definitive proxy statement and final prospectus to call a special meeting of the holders of BCTG common stock to vote at the meeting (the “Special Meeting”). The holders of the majority of the voting power of BCTG’s common stock present in person or represented by proxy at the Special Meeting must approve the Merger Agreement, the Proposed Business Combination and certain other actions related thereto, as provided in the Delaware General Corporation Law, BCTG’s certificate of incorporation and applicable listing rules of The Nasdaq Stock Market LLC.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement may be terminated by BCTG or Tango under certain circumstances, including (i) by mutual written consent of BCTG and Tango; (ii) by either BCTG or Tango if the closing of the Business Combination has not occurred on or before September 30, 2021; (iii) by either BCTG or Tango if BCTG has not obtained the necessary stockholder approvals; or (iv) by BCTG if Tango has not timely delivered written consent of the Tango stockholders to the Merger Agreement.

The Merger Agreement, Subscription Agreements and other support agreements have been filed as exhibits to and described in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2021.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1.3 million of cash in its operating account and approximately $1.2 million of working capital.

Through March 31, 2021, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Sponsor in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan under the certain promissory notes from the Company to the Sponsor of approximately $127,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the promissory notes on September 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). However, in the Merger Agreement, we have covenanted not to enter into any such arrangements. Accordingly, as of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

The condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries, Tango. All significant intercompany accounts and transactions are eliminated.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in the Trust Account on the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2021, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. The Company’s marketable securities held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less and are recognized at fair value. The fair value of marketable securities held in Trust Account is determined using quoted prices in active markets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting and other costs incurred that were directly related to the Initial Public Offering and that were charged to Stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, 15,712,245 and 15,736,221 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company complies with the accounting and reporting requirements of Financial Accounting Standards Board Accounting Standard Codification, or FASB ASC, 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods.

The Company’s unaudited condensed consolidated statement of operations include a presentation of loss per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Public Shares for three months ended March 31, 2021 is calculated by dividing the investment income earned on the Trust Account of approximately $27,000, net of applicable income and franchise taxes available to be withdrawn from the Trust Account of approximately $25,000 by the weighted average number of Public Shares outstanding for the period.

Net loss per share, basic and diluted for Founder Shares for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $240,000, less net income attributable to Public Shares of approximately $2,000, resulting in a net loss of approximately $242,000, by the weighted average number of non-redeemable common shares outstanding for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering

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

Note 4 — Related Party Transactions

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Initial Stockholders may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If the Company does not complete a Business Combination, the loans would not be repaid. Such private placement shares would be identical to the Private Placement Shares. However, in the Merger Agreement, we have covenanted not to enter into any such arrangements. Accordingly, to date, the Company had no borrowings under the Working Capital Loans.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on September 2, 2020, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 of such expenses during the three months ended March 31, 2021. As of March 31, 2021, no amounts were payable related to this agreement.

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

Note 5 — Commitments and Contingencies

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

Underwriting Agreement

The underwriters in our Initial Public Offering were entitled to an underwriting discount of $0.20 per share, or approximately $3.3 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per share, or approximately $5.8 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or its efforts with respect to an initial Business Combination, the specific impact is not readily determinable as of the date of this financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021, there are no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue 30,000,000 shares of common stock, par value of $0.0001 per share. On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares). All shares and associated amounts have been retroactively restated to reflect the share dividend. As of March 31, 2021, there were 21,377,250 shares of common stock outstanding, including 15,712,245 shares of common stock subject to possible redemption that were classified outside of permanent equity in the accompanying balance sheet.

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
U.S. Treasury Securities (1)	$166,809,38 8	-	-

(1)	Includes approximately $4,000 of investments held in cash within the Trust Account.

December 31, 2020

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Securities maturing March 4, 2021	$166,811,648	$-	$-

(1)	Includes approximately $4,000 of investments held in cash within the Trust Account.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three months ended March 31, 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were available to be issued. Based upon this review, the Company determined that, except as disclosed in Note 1, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “BCTG Acquisition Corp.,” “BCTG,” “our,” “us” or “we” refer to BCTG Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on May 21, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is BCTG Holdings, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on September 2, 2020. On September 8, 2020, we consummated our Initial Public Offering of 16,675,000 shares of common stock (the “Public Shares”), including the 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 533,500 shares of common stock (the “Private Placement Shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, approximately $166.8 million, representing the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will remain invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and the sale of Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Furthermore, there is no assurance that we will be able to successfully complete a Business Combination.

If a Business Combination has not been consummated within 24 months from the closing of the Initial Public Offering, or September 8, 2022 (the “Combination Period”) and stockholders do not approve an amendment to the amended and restated certificate of incorporation to extend this date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On April 13, 2021, BCTG Acquisition Corp., a Delaware corporation (“BCTG”), entered into an agreement and plan of merger (as it may be amended and/or restated from time to time, the “Merger Agreement”), by and among BCTG, BCTG Merger Sub Inc., a Delaware corporation and a wholly-owned subsidiary of BCTG (“Merger Sub”), and Tango Therapeutics, Inc. (“Tango”). Pursuant to the Merger Agreement, at the closing of the transactions contemplated thereby, Merger Sub will merge with and into Tango (the “Merger”) with Tango surviving the merger as a wholly-owned subsidiary of BCTG (the “Proposed Business Combination”). In addition, in connection with the consummation of the Proposed Business Combination, BCTG will be renamed “Tango Therapeutics, Inc.”

Under the Merger Agreement, BCTG has agreed to acquire all of the outstanding shares of Tango common stock (including any options or warrants exercisable therefor) for $550,000,000 in aggregate consideration, comprising 55,000,000 shares of BCTG common stock, based on a price of $10.00 per share (such shares being referred to herein as the “Merger Consideration”).

At the effective time of the Proposed Business Combination (the “Effective Time”), by virtue of the consummation of the Proposed Business Combination and without any further action on the part of BCTG, Merger Sub or Tango (after Tango causes each share of Tango preferred stock that is issued and outstanding immediately prior to the consummation of the Proposed Business Combination to be automatically converted immediately prior to the consummation of the Proposed Business Combination into a number of shares of Tango common stock at the then-effective conversation rate as calculated in accordance with Tango’s organizational documents), each share of Tango common stock issued and outstanding immediately prior to the Effective Time shall be canceled and automatically converted into the right to receive a number of shares of BCTG common stock equal in value to the quotient of the Merger Consideration divided by the fully diluted capitalization of Tango (the “Exchange Ratio”) without interest. Each outstanding Tango option shall be assumed by BCTG and automatically converted into an option to purchase such number of shares of BCTG’s common stock, as adjusted based on the Exchange Ratio. If any shares of Tango common stock issued and outstanding immediately prior to the Effective Time are shares of Tango restricted stock, then the shares of BCTG common stock issued in exchange for such shares of Tango restricted stock shall to the same extent be unvested and subject to the same repurchase option or risk of forfeiture as in effect immediately prior to the Effective Time, and the certificates and/or book entries representing such shares of BCTG common stock shall accordingly be marked with appropriate legends. No certificates or scrip representing fractional shares of BCTG’s common stock will be issued pursuant to the consummation of the Proposed Business Combination. Stock certificates evidencing the Merger Consideration shall bear restrictive legends as required by any securities laws at the time of the closing of the Proposed Business Combination.

The closing of the Proposed Business Combination is subject to certain customary conditions of the respective parties, including, among other things, (i) stockholder approval; (ii) no Material Adverse Effect (as defined in the Merger Agreement) with respect to Tango since the date of the Merger Agreement; (iii) expiration or termination of the Hart Scott-Rodino waiting period; (iv) a minimum of $5,000,001 of net tangible assets immediately following the closing (after giving effect to any redemptions); (v) proceeds, net of BCTG expenses, at the closing of at least $300 million (subject to certain shortfall provisions); (vi) satisfaction of any applicable listing requirements of The Nasdaq Capital Market; (vii) delivery by certain Tango stockholders of lock-up agreements; and (viii) BCTG and certain Tango stockholders having entered into an amended and restated registration rights agreement.

At the time of the execution of the Merger Agreement BCTG also entered into certain subscription agreements (the “Subscription Agreements”) with certain institutional and accredited investors, pursuant to which, among other things, BCTG agreed to issue and sell, in a private placement to close immediately prior to the closing of the Proposed Business Combination, an aggregate of 18,610,000 shares of BCTG common stock for $10.00 per share for a total of $186,100,000.00.

On April 20, 2021, the Company filed with the SEC a Registration Statement on Form S-4, that includes a preliminary proxy statement/prospectus, and, when available, the Company intends to file a definitive proxy statement and final prospectus to call a special meeting of the holders of BCTG common stock to vote at the meeting (the “Special Meeting”). The holders of the majority of the voting power of BCTG’s common stock present in person or represented by proxy at the Special Meeting must approve the Merger Agreement, the Proposed Business Combination and certain other actions related thereto, as provided in the Delaware General Corporation Law, BCTG’s certificate of incorporation and applicable listing rules of The Nasdaq Stock Market LLC.

The Merger Agreement may be terminated by BCTG or Tango under certain circumstances, including (i) by mutual written consent of BCTG and Tango; (ii) by either BCTG or Tango if the closing of the Business Combination has not occurred on or before September 30, 2021; (iii) by either BCTG or Tango if BCTG has not obtained the necessary stockholder approvals; or (iv) by BCTG if Tango has not timely delivered written consent of the Tango stockholders to the Merger Agreement.

The Merger Agreement, Subscription Agreements and other support agreements have been filed as exhibits to and described in the Company’s Current Report on Form 8-K filed with the SEC on April 14, 2021.

The Merger Agreement and other agreements have been filed with the SEC as a Current Report on Form 8-K on April 14, 2021. We have also filed a Form S-4 with a preliminary proxy on April 20, 2021.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.3 million in our operating bank account, and working capital of approximately $1.2 million.

Through March 31, 2021, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the certain promissory notes we issued to the Sponsor of approximately $127,000 to us to cover for offering costs in connection with the Initial Public Offering, and net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory notes on September 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (see Note 4). However, in the Merger Agreement, we have covenanted not to enter into any such arrangements. Accordingly, as of March 31, 2021, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or its efforts with respect to an initial Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering and, since the closing of our Initial Public Offering, a search for business combination candidates and the negotiation of the transactions related to the Proposed Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2021, we had net loss of approximately $240,000, which consisted of approximately $242,000 general and administrative expenses including $30,000 general and administrative expenses – related party, approximately $25,000 of franchise tax expense, and $525 of income tax expense, offset by approximately $27,000 of net gain from investments held in the trust account.

Related Party Transactions

Founder Shares

On June 4, 2020, we issued 3,593,750 shares of common stock to our Sponsor in exchange for a payment of $25,000 (the “Founder Shares”). On September 2, 2020, we declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares), resulting in an aggregate of 4,168,750 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Our Sponsor currently owns an aggregate of 4,488,450 shares of common stock, and our independent directors and advisors collectively own 213,800 shares of common stock.

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

Related Party Loans

On May 21, 2020 and June 10, 2020, our Sponsor agreed to loan us up to $25,025 and $274,975, respectively, for an aggregate amount of $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to certain promissory notes. These promissory notes were non-interest bearing, unsecured and due upon the date we consummate the Initial Public Offering. We borrowed approximately $127,000 under these promissory notes and repaid them in full on September 10, 2020.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If we do not complete a Business Combination, the loans will not be repaid. Such private placement shares would be identical to the Private Placement Shares. However, in the Merger Agreement, we have covenanted not to enter into any such arrangements. Accordingly, we did not have any borrowings under the Working Capital Loans as of March 31, 2021.

Administrative Support Agreement

Commencing on September 2, 2020, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2021, we incurred $30,000 related to these services. As of March 31, 2021, no amounts were payable related to this agreement.

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

Underwriting Agreement

The underwriters in our Initial Public Offering were entitled to an underwriting discount of $0.20 per share, or approximately $3.3 million in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the underwriters will be entitled to a deferred underwriting commission of $0.35 per share, or approximately $5.8 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Net loss per common shares

Net loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the periods.

Our unaudited condensed consolidated statements of operation include a presentation of loss per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Public Shares for three months ended March 31, 2021 is calculated by dividing the investment income earned on the Trust Account of approximately $27,000, net of applicable income and franchise taxes available to be withdrawn from the Trust Account of approximately $25,000 by the weighted average number of Public Shares outstanding for the period.

Net loss per share, basic and diluted for Founder Shares for the three months ended March 31, 2021 is calculated by dividing the net loss of approximately $240,000, less net income attributable to Public Shares of approximately $2,000, resulting in a net loss of approximately $242,000, by the weighted average number of non-redeemable common shares outstanding for the periods.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of our annual fiscal year. We are currently evaluating the impact of this standard on our financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2021	BCTG ACQUISITION CORP.

	By:	/s/ Aaron I. Davis
	Name:	Aaron I. Davis
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Michael Beauchamp
Name:	Michael Beauchamp
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

