Form 10-Q
period 2021-06-30
BCTG Acquisition Corp.
filed 2021-08-09
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 6, 2021, 21,377,250 shares of common stock, par value $0.0001 per share, were issued and outstanding.

BCTG ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2021

Table of Contents

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheet as of June 30, 2021 (unaudited) and December 31, 2020	1

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2021, and for the Period from May 21, 2020 (inception) through June 30, 2020	2

	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Six months Ended June 30, 2021, and for the Period from May 21, 2020 (inception) through June 30, 2020	3

	Unaudited Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2021 and for the Period from May 21, 2020 (inception) through June 30, 2020	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

i

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

BCTG ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$582,938	$1,314,085
Prepaid expenses	151,355	183,496
Total current assets	734,293	1,497,581
Investments held in Trust Account	166,815,023	166,815,235
Total Assets	$167,549,316	$168,312,816

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$26,279	$-
Accrued expenses	292,811	74,927
Accrued income taxes	526	6,864
Franchise tax payable	35,592	32,563
Total current liabilities	355,208	114,354
Deferred underwriting commissions	5,836,250	5,836,250
Total liabilities	6,191,458	5,950,604

Commitments and Contingencies

Common stock; 15,635,785 and 15,736,221 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	156,357,850	157,362,210

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	-	-
Common stock, $0.0001 par value; 30,000,000 shares authorized; 5,741,465 and 5,641,029 shares issued and outstanding (excluding 15,635,785 and 15,736,221 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	574	564
Additional paid-in capital	6,126,835	5,122,484
Accumulated deficit	(1,127,401)	(123,046)
Total stockholders’ equity	5,000,008	5,000,002
Total Liabilities and Stockholders’ Equity	$167,549,316	$168,312,816

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021	For The Period From May 21, 2020 (inception) through June 30, 2020
General and administrative expenses	$712,913	$924,644	$472
Administrative expenses - related party	30,000	60,000	-
Franchise tax expense	27,322	51,486	-
Loss from operations	(770,235)	(1,036,130)	(472)
Interest earned on investments held in Trust Account	5,634	32,300	-
Loss before income tax expense	$(764,601)	$(1,003,830)	$(472)
Income tax expense	-	525	-
Net loss	$(764,601)	$(1,004,355)	$(472)

Weighted average shares outstanding, of Public Shares	16,675,000	16,675,000	-
Basic and diluted net income per share, Public Shares	$0.00	$0.00	$-
Weighted average shares outstanding, of Founder Shares (1)(2)	4,702,250	4,702,250	3,625,000
Basic and diluted net loss per share, Founder Shares	$(0.16)	$(0.21)	$(0.00)

(1)	For the period from May 21, 2020 (inception) through June 30, 2020, this number excluded an aggregate of up to 543,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on September 8, 2020; thus, these Founder Shares are no longer subject to forfeiture (see Note 4).

(2)	On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock, resulting in an aggregate of 4,168,750 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	5,641,029	$564	$5,122,484	$(123,046)	$5,000,002
Common stock subject to possible redemption	23,976	2	239,758	-	239,760
Net loss	-	-	-	(239,754)	(239,754)
Balance - March 31, 2021 (unaudited)	5,665,005	566	5,362,242	(362,800)	5,000,008
Common stock subject to possible redemption	76,460	8	764,593	-	764,601
Net loss	-	-	-	(764,601)	(764,601)
Balance - June 30, 2021 (unaudited)	5,741,465	$574	$6,126,835	$(1,127,401)	$5,000,008

	For The Period From May 21, 2020 (inception) through June 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance - May 21, 2020 (inception)	-	$-	$-	$-	$-
Issuance of common stock to Sponsor (1)(2)	3,593,750	359	24,641	-	25,000
Net loss	-	-	-	(472)	(472)
Balance - June 30, 2020 (unaudited)	3,593,750	$359	$24,641	$(472)	$24,528

(1)	This number included an aggregate of up to 543,750 shares of common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. The underwriters fully exercised the over-allotment option on September 8, 2020; thus, these Founder Shares are no longer subject to forfeiture (see Note 4).

(2)	On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock, resulting in an aggregate of 4,168,750 shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2021	For The Period From May 21, 2020 (inception) through June 30, 2020

Cash Flows from Operating Activities:
Net loss	$(1,004,355)	$(472)
Interest earned on investments held in Trust Account	(32,300)	-
Changes in operating assets and liabilities:
Prepaid expenses	32,141	-
Accounts payable	-	440
Accrued expenses	244,163	-
Accrued income taxes	(6,338)	-
Franchise tax payable	3,029	-
Net cash used in operating activities	(763,660)	(32)

Cash Flows from Investing Activities:
Interest released from Trust Account	32,513	-
Net cash used in investing activities	32,513	-

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to Sponsor	-	25,000
Proceeds from note payable to related party	-	25
Net cash provided by financing activities	-	25,025

Net change in cash	(731,147)	24,993

Cash - beginning of the period	1,314,085	-
Cash - end of the period	$582,938	$24,993

Supplemental disclosure of noncash activities:
Deferred offering costs included in note payable - related party	$-	$25,000
Deferred offering costs included in accrued expenses	$-	$13,500
Change in value of common stock subject to possible redemption	$(1,004,361)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

BCTG Acquisition Corp. (“BCTG” or the “Company”) was incorporated as a Delaware corporation on May 21, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination (a “Business Combination”) with one or more operating businesses or entities (a “target business”). Although the Company is not limited to a particular industry or sector for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in North America and Europe in the biotechnology industry. The Company has neither engaged in any operations nor generated revenue to date, other than searching for a target business and the negotiation of the transactions related to the Proposed Business Combination (as defined below). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”).

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

All Company activity for the period from May 21, 2020 (inception) through June 30, 2021 has been related to the Company’s formation and initial public offering (“Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial Business Combination and the negotiation of the transactions related to the Proposed Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of income earned on investments on cash and cash equivalents in the Trust Account (as defined below). The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Initial Public Offering and the Private Placement, approximately $166.8 million, representing the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and will remain invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 (“Investment Company Act”) and which invest solely in U.S. Treasuries, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 20, 2021, the Company filed with the SEC a Registration Statement on Form S-4, which includes a proxy statement/prospectus, which was declared effective by the SEC on July 16, 2021. The Company filed a definitive proxy statement and final prospectus to hold a special meeting of the holders of BCTG common stock on August 9, 2021 (the “Special Meeting”). The holders of the majority of the voting power of BCTG’s common stock present in person or represented by proxy at the Special Meeting must approve the Merger Agreement, the Proposed Business Combination and certain other actions related thereto, as provided in the Delaware General Corporation Law, BCTG’s certificate of incorporation and applicable listing rules of The Nasdaq Stock Market LLC.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $0.6 million of cash in its operating account and approximately $0.4 million of working capital, not taken into account tax obligations of approximately $36,000 that may be paid using investment income earned from Trust Account.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Through June 30, 2021, the Company’s liquidity needs were satisfied through a payment of $25,000 from the Company’s Sponsor in exchange for the issuance of the Founder Shares (as defined in Note 4), the loan under the certain promissory notes from the Company to the Sponsor of approximately $127,000 to the Company to cover for offering costs in connection with the Initial Public Offering, and net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company fully repaid the promissory notes on September 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Company’s officers, directors and initial stockholders may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). However, in the Merger Agreement, the Company has covenanted not to enter into any such arrangements. Accordingly, as of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or for any future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated.

The accompanying unaudited consolidated condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10K filed with the SEC on March 31, 2021.

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside of the Trust account as of June 30, 2021 and December 31, 2020.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in interest earned on investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares of common stock are classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 15,635,785 and 15,736,221 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet, respectively.

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

Net Income (Loss) Per Common Share

The Company’s condensed consolidated statements of operations include a presentation of net income (loss) per share for Public Shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Public Shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Public Shares outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Founder Shares is calculated by dividing the net income (loss), adjusted for income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods. Founder Shares include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Public shares
Numerator: Income allocable to Public shares
Income from investments held in Trust Account	$5,634	$32,300
Less: Company’s portion available to be withdrawn to pay taxes	5,634	32,300
Net income attributable	$-	$-
Denominator: Weighted average Public shares
Basic and diluted weighted average shares outstanding, Public shares	16,675,000	16,675,000
Basic and diluted net income (loss) per share, Public shares	$0.00	$0.00

Founder shares
Numerator: Net income (loss) minus net income allocable to Founder shares
Net income (loss)	$(764,601)	$(1,004,355)
Net income allocable to Public shares	-	-
Net income (loss) attributable	$(764,601)	$(1,004,355)
Denominator: weighted average Founder shares
Basic and diluted weighted average shares outstanding, Founder shares	4,702,250	4,702,250
Basic and diluted net loss per share, Founder shares	$(0.16)	$(0.21)

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting standards update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2021 and adoption must be as of the beginning of the Company’s annual fiscal year. The Company is currently evaluating the impact of this standard on its financial statements and related disclosures.

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Loans

On May 21, 2020 and June 10, 2020, the Company’s sponsor agreed to loan us up to $25,025 and $274,975, respectively, for an aggregate amount of $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to certain promissory notes. These promissory notes were non-interest bearing, unsecured and due upon the date we consummate the Initial Public Offering. We borrowed approximately $127,000 under these promissory notes and repaid them in full on September 10, 2020.

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

Administrative Support Agreement

Commencing on September 2, 2020, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $30,000 and $60,000 of such expenses during the three and six months ended June 30, 2021, respectively, included as administrative expenses – related party on the accompanying condensed statement of operations. As of June 30, 2021, no amounts were payable related to this agreement.

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

BCTG ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or its efforts with respect to an initial Business Combination, the specific impact is not readily determinable as of the date of these financial statements. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6 — Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

Common Stock—The Company is authorized to issue 30,000,000 shares of common stock, par value of $0.0001 per share. On September 2, 2020, the Company declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares). All shares and associated amounts have been retroactively restated to reflect the share dividend. As of June 30, 2021 and December 31, 2020, there were 21,377,250 shares of common stock outstanding, including 15,635,785 shares and 15,736,221 shares of common stock, respectively, subject to possible redemption that were classified outside of permanent equity in the accompanying unaudited condensed consolidated balance sheets.

Note 7 — Fair Value Measurements

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Money Market Funds	$166,815,023	-	-

December 31, 2020

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury Securities maturing March 4, 2021(1)	$166,811,648	$-	$-

(1)	Excludes approximately $4,000 of investments held in cash within the Trust Account.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the six months ended June 30, 2021. Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company determined that, except as disclosed in Note 1, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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

On April 20, 2021, the Company filed with the SEC a Registration Statement on Form S-4, which includes a proxy statement/prospectus, which was declared effective by the SEC on July 16, 2021. The Company filed a definitive proxy statement and final prospectus to hold a special meeting of the holders of BCTG common stock on August 9, 2021 (the “Special Meeting”). The holders of the majority of the voting power of BCTG’s common stock present in person or represented by proxy at the Special Meeting must approve the Merger Agreement, the Proposed Business Combination and certain other actions related thereto, as provided in the Delaware General Corporation Law, BCTG’s certificate of incorporation and applicable listing rules of The Nasdaq Stock Market LLC.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $0.6 million in our operating bank account, and working capital of approximately $0.4 million, not taken into account tax obligations of approximately $36,000 that may be paid using investment income earned from Trust Account.

Through June 30, 2021, our liquidity needs were satisfied through a payment of $25,000 from our Sponsor in exchange for the issuance of the Founder Shares (as defined below), the loan under the certain promissory notes we issued to the Sponsor of approximately $127,000 to us to cover for offering costs in connection with the Initial Public Offering, and net proceeds from the consummation of the Private Placement not held in the Trust Account. We fully repaid the promissory notes on September 10, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our officers, directors and initial stockholders may, but are not obligated to, provide us Working Capital Loans (see Note 4). However, in the Merger Agreement, we have covenanted not to enter into any such arrangements. Accordingly, as of June 30, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and, since the closing of our Initial Public Offering, a search for business combination candidates and the negotiation of the transactions related to the Proposed Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $764,000, which consisted of approximately $713,000 general and administrative expenses including $30,000 general and administrative expenses – related party, approximately $27,000 of franchise tax expense, partially offset by approximately $6,000 of interest earned on investments held in the trust account.

For the six months ended June 30, 2021, we had net loss of approximately $1.0 million, which consisted of approximately $925,000 general and administrative expenses including $60,000 general and administrative expenses – related party, approximately $52,000 of franchise tax expense, and $525 of income tax expense, offset by approximately $32,000 of interest earned on investments held in the trust account.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial Business Combination, the initial stockholders, officers and directors and their affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the initial Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If we do not complete a Business Combination, the loans will not be repaid. Such private placement shares would be identical to the Private Placement Shares. However, in the Merger Agreement, we have covenanted not to enter into any such arrangements. Accordingly, we did not have any borrowings under the Working Capital Loans as of June 30, 2021 and December 31, 2020.

Administrative Support Agreement

Commencing on September 2, 2020, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2021, we incurred $30,000 and $60,000 related to these services, respectively. As of June 30, 2021, no amounts were payable related to this agreement.

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

Net Income (Loss) Per Share of Common Stock

Our unaudited condensed consolidated statements of operations include a presentation of net income (loss) per share for Public Shares subject to possible redemption in a manner similar to the two-class method of net income (loss) per common stock. Net income (loss) per common stock, basic and diluted, for Public Shares is calculated by dividing the interest income earned on the Trust Account, less interest available to be withdrawn for the payment of taxes, by the weighted average number of Public Shares outstanding for the periods. Net income (loss) per common stock, basic and diluted, for Founder Shares is calculated by dividing the net income (loss), adjusted for income attributable to Public Shares, by the weighted average number of Founder Shares outstanding for the periods. Founder Shares include the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 6, 2021	BCTG ACQUISITION CORP.

	By:	/s/ Aaron I. Davis
	Name:	Aaron I. Davis
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

By:	/s/ Michael Beauchamp
Name:	Michael Beauchamp
Title:	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)