Form 10-K
period 2021-12-31
Tango Therapeutics, Inc.
filed 2022-03-28
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39485

TANGO THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1195036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Binney St., Suite 700 Cambridge, MA	02142
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 320-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	TNGX	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2021, was approximately $189.8 million.

As of March 21, 2022, the registrant had 87,707,499 shares of common stock, $0.001 par value per share, outstanding.

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision. These risks are described more fully in Item 1A of this Annual Report on Form 10-K entitled “Risk Factors.” These risks include, among others, the following:

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

•	Clinical product development involves a lengthy and expensive process, with an uncertain outcome. Further, our current and potential future collaborations may not realize the anticipated benefits.

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

•

The on-going COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

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

•	our ability to discover and develop product candidates efficiently (including the advancement of development candidates on the timelines identified);

•	our ability and the potential to manufacture our drug substances and product candidates successfully for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;

•	the ability and willingness of our third-party strategic collaborators to continue research and development activities relating to our development candidates and product candidates;

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

•

the effect of the on-going COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and

•	other risks and uncertainties, including those listed in this Annual Report on Form 10-K under the section titled “Risk Factors.”

The forward-looking statements contained in this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Corporate Information

We were formerly known as BCTG Acquisition Corp. (“BCTG”) and were incorporated in Delaware May 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business. On August 10, 2021, we consummated the merger pursuant to the Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG, BCTG Merger Sub Inc. and Tango Therapeutics Sub, Inc. Upon the consummation of the merger, we changed our name to “Tango Therapeutics, Inc.”

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts. Information on our website is not to be deemed to be incorporated by reference in, and is not part of, this Annual Report on Form 10-K or any of our other securities filings, unless specifically incorporated herein by reference, and should not be relied upon in making a decision as to whether or not to purchase our common stock. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Further, the company intends to use its website http://www.tangotx.com as a means of disclosing material non-public information and for complying with its disclosure obligations under the SEC Regulation FD. The information contained on, or that may be accessed through, the website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

Our principal executive office is located at 100 Binney Street, Suite 700, Cambridge, Massachusetts.

PART I

Item 1. Business.

Overview

We are a precision oncology company leveraging our state-of-the-art target discovery platform to identify novel targets and develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Tumor suppressor gene loss remains a largely untouched target space specifically because these genetic events cannot be directly targeted. Empowered by recent advances in CRISPR technology, we are now able to employ a unique functional genomics approach and apply the principles of synthetic lethality to target the loss of specific tumor suppressor genes at scale. We believe this will result in establishing a sustainable pipeline optimized to deliver meaningfully clinical benefit to patients. Our novel small molecules are designed to be selectively active in cancer cells with specific tumor suppressor gene loss, killing those cancer cells while being relatively inert in normal cells. We also are extending this target space beyond the classic, cell-autonomous effects of tumor suppressor gene loss to include the discovery of novel targets that reverse the effects of tumor suppressor gene loss that prevent the immune system from recognizing and killing cancer cells (immune evasion). We believe this approach will provide the ability to deliver the deep, sustained target inhibition necessary for prolonged tumor regression and meaningful clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells. We believe our approach also opens possibilities of histology-agnostic treatments for patients harboring specific genome alternations, regardless of cancer type, in cases where a specific tumor suppressor gene loss is common to more than one subgroup of cancers.

Our first product candidate, TNG908, is a synthetic lethal, small molecule inhibitor of protein arginine methyltransferase 5, or PRMT5, designed to work selectively in cancer cells with a methylthioadenosine phosphorylase, or MTAP, deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors, including non-small cell lung cancer (NSCLC), mesothelioma, pancreatic cancer, cholangiocarcinoma and glioblastoma (GBM). In our preclinical studies, TNG908 has demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust anti-tumor effects in vitro and in vivo. In the first quarter of 2022, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for the Phase 1/2 clinical trial and granted Fast Track designation to TNG908. We plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022. We expect to have preliminary safety and efficacy data in the first half of 2023. Additionally, recent preclinical studies show that TNG908 crosses the blood-brain barrier in non-human primates therefore we plan to evaluate TNG908 in primary central nervous system cancers with MTAP deletion such as GBM as well as MTAP-deleted central nervous system (CNS) metastases.

As part of our target discovery immune evasion platform, we are developing Target 3, an undisclosed synthetic lethal target, that reverses the immune evasion effects of serine-threonine kinase 11 (STK11) loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. Using an in vivo CRISPR-based context discovery screen, we identified STK11 as a tumor suppressor gene responsible for mediating immune evasion, manifest as resistance to checkpoint inhibitor therapy, when deleted and subsequently identified a drug target (Target 3) that reverses this effect when inhibited in preclinical studies. In a syngeneic tumor-bearing mice model, where STK11 mutations drive resistance to immune checkpoint blockade, Target 3 inhibition, in combination with an anti-PD1 antibody, resulted in near or complete tumor regressions in eight out of eight treated mice and the induction of immune memory against re-implantation of tumors. We expect to advance a development candidate in the second quarter of 2022 and file an IND in 2023. We expect the clinical development plan for this inhibitor in STK11-mutant cancers to be among the first to combine the power of genetically-based patient selection and checkpoint inhibitor therapy.

We are developing a small-molecule, allosteric inhibitor of ubiquitin-specific protease 1 (USP1). USP1 is a synthetic lethal target that we discovered using a CRISPR-based target discovery screen for BRCA1-mutant breast cancer. Advanced lead compounds that inhibit this target have strong in vitro and in vivo single agent activity in BRCA1-mutant breast cancer. Our lead molecules also have strong activity in BRCA2-mutant patient derived xenografts, including both BRCA1 and BRCA2 mutant models that are intrinsically resistant to PARP inhibition. Our preclinical data further demonstrate that USP1 inhibition is synergistic with PARP inhibition in multiple PARP inhibitor sensitive and resistant cancer cell lines and xenograft models. We believe that these data provides the basis for the future clinical trials of a USP1 inhibitor both as a single agent and in combination with PARP inhibitors. Further, we have demonstrated in vitro activity of our lead molecules in a panel on BRCA WT lung cancer cell lines and in vivo activity in a lung cancer cell line xenograft, and are evaluating potential patient selection biomarkers for this indication. BRCA1 or BRCA 2 mutations are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers. We anticipate advancing a development candidate in the second half of 2022 and filing an IND for this program in 2023.

In October 2018, we entered into a collaboration agreement with Gilead Sciences Inc., or Gilead, and this collaboration was expanded in August 2020, or the Gilead Agreement. Our immune evasion platform is the foundation for our collaboration with Gilead. Under the Gilead Agreement, we and Gilead collaborate to identify and develop novel immune evasion targets by leveraging our proprietary functional genomics-based discovery platform. To date, Gilead has licensed two of our programs and has research-extended two programs. Our collaboration with Gilead excludes our lead program, TNG908, our undisclosed target (Target 3) in STK11-mutant cancers, USP1 as well as a growing pipeline of novel targets identified in our non-immune based target discovery screens. We retain the right to identify and validate targets outside the scope of our collaboration with Gilead, which includes all cell autonomous targets except those discovered in immune evasion contexts, and to develop and commercialize products directed to such targets on our own or in collaboration with third parties. See “— Collaboration and License Agreements — Collaboration and License Agreement with Gilead Sciences” for additional information.

Our Pipeline

We are leveraging the power and productivity of our discovery engine to discover and validate multiple novel targets each year. Our growing pipeline consists of discovery programs for multiple cancer types with limited treatment options. Our pipeline is summarized in the table below:

Our Strategy

We are pioneering novel approaches to the discovery and development of innovative precision oncology therapies. We leverage the following core strategic components, enabling bold thinking in pursuit of transformative therapies for patients with cancer:

•
Advance TNG908, our PRMT5 inhibitor that is synthetic lethal with MTAP deletion, into the clinic in multiple indications with high unmet need
•
Bring one of the first immunotherapy program within genetically-defined patients into the clinic in STK11-mutant cancers with a Target 3 inhibitor
•
Advance our USP1 inhibitor program into clinical development in multiple BRCA1/2-mutant cancers
•
Discover and drug the next generation of synthetic lethal precision oncology targets to continue to grow our pipeline
•
Opportunistically evaluate and maximize the value of our strategic collaboration to bring more medicines to patients, accelerate development timelines and explore combination therapy approaches for our product candidates

BACKGROUND

Unmet need of cancers caused by tumor suppressor gene loss

Many genetic drivers of cancer have been well-characterized but have not been directly targeted due to their molecular structure (undruggable oncogenes) or functional loss (tumor suppressor genes). Tumor suppressor gene loss represents a significant portion of the many genetic alterations that drive the formation of cancers but it remains a largely untouched target space. Targeting tumor suppressor gene loss directly is not possible because they are deleted or inactivated, and the immune evasion effects of tumor suppressor gene loss has only recently been described. We are using the concept of synthetic lethality to address the unmet medical need of these large groups of patients characterized by tumor suppressor gene loss and activation of immune evasion genes.

Synthetic Lethality to address tumor suppressor gene loss

Synthetic lethal therapies for cancer refers to pairs of genes where one is inactivated by a genetic alteration and the other is inhibited pharmacologically. While genetic alterations give rise to the development of cancer, they also create a unique vulnerability that can be exploited therapeutically. Biologically, such vulnerability can be the inability of cancer cells to respond to a specific signal, such as DNA damage or cell cycle arrest, or the inability to remodel chromatin or to maintain cellular homeostasis. The unique advantage of a synthetic lethal approach to cancer therapy is that normal cells are not vulnerable to the synthetic lethal drug target and are largely unaffected at drug doses where the mutant cancer cells are selectively killed, noted in Figure 2 below. The recent success of PARP inhibitors in BRCA-mutant breast, ovarian and prostate cancers is the first clinical example of using synthetic lethality to target tumor suppressor gene loss.

Figure 2. In cancer cells, when a tumor suppressor gene is lost, it creates a genetic vulnerability that allows an inhibitor to target a synthetic lethal partner gene causing cell death. This selective killing only occurs in cancer cells with tumor suppressor loss, therefore largely sparing the normal cells. Therefore, these synthetic lethality targets inherently can offer a wide therapeutic index.

Moreover, we plan to use the tumor suppressor gene loss as a patient selection marker for clinical trial enrollment to ensure we are enrolling the patients most likely to benefit from each new drug candidate. We believe this approach should enable efficient clinical development and increase the probability of success with maximum clinical benefit for the patient.

We believe our expertise, capabilities, and experience differentiate us from others and will enable the rapid development of impactful new cancer treatments by:

•
Defining upfront the genetic background of the cancer type and patient subgroups with specific tumor suppressor gene loss;
•
Identifying synthetic lethal targets that are selectively active in specific genetic contexts by using cell line and animal models that reflect the patient genomics in our CRISPR-based target discovery platform;
•
Discovering and optimizing molecules with superior biological and innovative chemical properties; and
•
Selecting patients for clinical trials using the cancer genetic context employed during target discovery as patient selection biomarkers to maximize enrollment of the patients most likely to respond.

Our Immune Evasion Platform

The synthetic lethal target discovery approach can be adapted to identify druggable targets that do not kill cancer cells directly, but rather attract immune cells to destroy them. We are addressing the unmet medical need of this large group of patients by identifying novel immune evasion genes that (i) are activated by tumor suppressor gene loss and (ii) the effects of which can be reversed through inhibition with a small molecule as illustrated in Figure 3 below. In the first step, we perform an in vivo CRISPR-based screen using immune cell-mediated cell killing as the readout. This first step allows us to identify tumor suppressor genes linked to immune evasion. For the second step, we repeat the in vivo CRISPR screen in animals with an intact immune system looking for potential drug targets that reverse the immune evasion effects of the tumor suppressor gene deletion.

Figure 3. Discovery of novel drug targets that reverse the immune evasion effects of tumor suppressor gene loss requires two sequential in vivo CRISPR-based screens. In the first screen, a CRISPR library of several hundred known tumor suppressor genes is transfected into a syngeneic mouse tumor model, and tumor growth is measured under conditions of increasing immune pressure. “Hits” from this context discovery screen are tumor suppressor genes that are enriched in tumors that grow well even when exposed to anti-PD1 treatment. In the second screen, a CRISPR library of potential drug targets is introduced in a syngeneic mouse tumor model with and without a deletion of the tumor suppressor gene of interest and genes that when knocked out reverse the immune evasion effect of the known tumor suppressor gene are potential drug targets.

OUR PROGRAMS

TNG908

Overview

Our lead development candidate, TNG908, is a potent and selective oral small molecule inhibitor of PRMT5 that is synthetic lethal with MTAP deletion. We believe this interaction is one of the strongest and most prevalent synthetic lethal interactions in human cancers and represents a subset of synthetic lethality termed collateral lethality. Collateral lethality occurs when a “passenger” gene adjacent to a tumor suppressor gene is lost along with the “driver” gene. In this case, MTAP is the “passenger” and is frequently co-deleted with the “driver” CDKN2A gene (p16). The interaction occurs because MTAP-deleted cells accumulate high levels of the PRMT5 inhibitory co-factor MTA. As a result, PRMT5 is partially inhibited in MTAP-deleted cells, making those cells more sensitive than normal cells to further inhibition of PRMT5 activity.

Taking advantage of this unique interaction between PRMT5 inhibition and MTAP deletion requires a specific mechanism of inhibition called MTA cooperativity. TNG908 binds cooperatively with MTA to inhibit PRMT5 function by blocking access to the PRMT5 active site for both protein substrates and the activating PRMT5 co-factor S-adenosyl-L-methionine (SAM). This MTA-cooperative mechanism of inhibition selectively inhibits PRMT5 in tumor cells that have lost MTAP (MTAP-null) while being relatively inert in normal cells without MTAP deletion (MTAP WT). We believe TNG908 is differentiated from other non-MTAP selective PRMT5 inhibitors based on this mechanism and that it will have the potential for a large therapeutic window in patients with MTAP-deleted tumors, given that normal cells (without MTAP deletion) are largely spared, potentially limiting toxicity and allowing for deep and sustained target inhibition in tumor cells.

We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, which occurs in 10% to 15% of all human tumors, including NSCLC, mesothelioma, pancreatic cancer, cholangiocarcinoma and GBM. In preclinical studies, TNG908 has demonstrated 15X selectivity for MTAP-null cancer cells over MTAP WT normal cells, anti-tumor effects in vitro and in vivo, and pharmacokinetics that support its potential to be a leading PRMT5 inhibitor if approved. In the first quarter of 2022, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG908. We plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022 and have preliminary safety and efficacy data expected in the first half of 2023.

MTAP-deletion frequency in multiple solid tumors

A partial deletion of chromosome 9p21, driven by loss of the tumor suppressor gene CDKN2A, is the most common homozygous deletion in human cancer. MTAP is immediately adjacent to CDKN2A and is lost along with it in 80-90% of tumors, thus MTAP is one of the most commonly deleted genes across all cancer types. Based on The Cancer Genome Atlas (TCGA) data and a 2014 publication by Lee et al, there are at least 15 cancer types where MTAP loss occurs in more than 10% of patients, including approximately 10% of non-squamous NSCLC, 20% of squamous NSCLC, 25% of bladder cancers, 30% to 50% of malignant peripheral nerve sheath tumors (MPNST) and 40% of GBM. Given that we believe this is a large and important opportunity for patients with cancer, we have multiple preclinical efforts ongoing to support the development of our lead product candidate, TNG908, including identification of clinical combinations therapies and potential resistance mechanisms, as well as the development of next generation inhibitors that we are designing to be more potent and selective for cells with MTAP deletion.

Figure 4. The frequency of MTAP deletion across tumor types as determined from analysis of TCGA and an indication specific publication

PRMT5 mechanism of action

PRMT5 has long been a therapeutic target of interest for cancer given its role in regulating proteins involved in multiple essential cellular functions, including RNA splicing, cell cycling, cell death, and metabolic signaling. PRMT5 is a protein arginine methyltransferase that modifies the activity of these proteins, which are critical for growth and viability of both normal and cancer cells.

PRMT5 methylates target proteins by removing a methyl group from SAM, the co-factor and methyl donor which is necessary for PRMT5 to modify its various substrates and transferring that methyl group to a specific residue on target proteins. This methyl modification, or “mark”, alters the function of the target protein, thereby regulating the cell processes for which the protein is important.

The function of PRMT5 is regulated in several ways, including by the endogenous inhibitor MTA. MTA directly competes with SAM for binding to the active site in PRMT5 but does not have a methyl donor, thus when present inhibits PRMT5 function.

MTA-cooperative PRMT5 inhibition as a novel mechanism with synthetic lethality in cancers with MTAP-deletion

Our differentiated approach with TNG908

The challenge of PRMT5 inhibitors with mechanisms of action that are not synthetic lethal with MTAP-deletion is that they kill rapidly growing normal cells (bone marrow cells in particular) as effectively as cancer cells and therefore the level needed to kill cancer cells is reduced by on-target, dose-limiting bone marrow toxicity. To address this problem, we designed TNG908 to be selectively active (synthetic lethal) in cancer cells that have a deletion of MTAP, which is not present in normal cells.

TNG908 binds PRMT5 cooperatively with MTA, which is distinct from non-MTAP selective PRMT5 inhibitors that compete with or cooperate with SAM. In normal, non-cancerous cells, MTA is degraded by the enzyme MTAP. When MTAP is lost in cancer cells intracellular MTA is elevated, but, importantly, MTA is not elevated in adjacent normal cells, as noted in Figure 5 below. TNG908 preferentially binds PRMT5 in the presence of MTA to cause inhibition of activity. As a result, TNG908 selectively kills MTAP-deleted tumor cells with high MTA levels while sparing normal cells (MTAP-WT).

Figure 5. Schematic of PRMT5 and MTAP functions.

PRMT5 and SAM are required in every tissue and cell type, and we believe PRMT5 inhibition with a SAM cooperative or competitive approach is likely to have substantial on-target, dose limiting toxicity in normal cells, which limits therapeutic efficacy.

Figure 6. TNG908 has a MTA-cooperative mechanism of action that is distinct from non-MTAP selective PRMT5 inhibitors that target the SAM/PRMT5 complex.

We compared the potency and selectivity of our development candidate TNG908 and a non-MTAP selective PRMT5 inhibitor, GSK3326595, in a panel of 200 cancer cell lines representing NSCLC, bladder cancer, pancreatic cancer, cancers of the central nervous system, leukemia and lymphoma. TNG908 demonstrated significant MTAP-selective inhibition of viability, while GSK3326595 showed no selectivity for MTAP-null cell lines over MTAP-WT.

Figure 7. TNG908 inhibits viability selectively in MTAP-null cancer cell lines. Cellular viability was determined in a panel of 200 cancer cell lines treated for seven days with either TNG908 or GSK3326595. Cell lines are color-coded by MTAP-status as indicated, and the maximal viability effect (% Amax) is plotted on the y-axis.

Further validation of our approach to selectively inhibit PRMT5 in MTAP-null cancer cells was achieved in vivo. Xenograft models differing only in MTAP status (MTAP-WT or MTAP-null) were treated with TNG908. PRMT5 symmetrically di-methylates specific arginine residues (SDMA-modification) in its substrate proteins, a modification that can be detected and quantified by specific antibodies as a direct measurement of PRMT5 activity.

Preclinical data summary

TNG908 is highly selective for PRMT5 against a panel of 38 methyltransferases at 10 µM, showing that TNG908 does not affect other biological processes regulated by these types of enzymes at concentrations well above the predicted clinical efficacious dose. We observed that TNG908 has excellent drug-like properties and is easily formulated for oral administration. Preclinical studies demonstrate that TNG908 has high passive permeability, low plasma protein binding, moderate clearance, and moderate oral bioavailability. Allometric scaling was performed to predict the human dose-exposure relationship and to estimate the human dose that would provide exposure associated with efficacy in mouse xenograft models. These analyses suggest the effective human dose will be in the range of 200-500 mg twice-daily (BID).

To determine the cellular potency and selectivity of TNG908 in MTAP-null tumors, we developed assays using engineered isogenic cancer cell lines that differ only by the presence or absence of MTAP. To determine pharmacodynamic potency and selectivity, a HAP1 MTAP-isogenic cell line pair was treated with TNG908 for 24 hours and PRMT5 activity was measured by SDMA quantification. TNG908 inhibits PRMT5 in the MTAP-null HAP1 cell line with an IC50 of 5 nM, with marked selectivity over the MTAP-WT cell line. See representative data in Figure 8 below.

Figure 8. PRMT5 inhibition by TNG908 is dose-dependent and MTAP-selective.

In vitro in-cell western data demonstrating dose-dependent reduction of SDMA levels after 24 hours of TNG908 treatment in HAP1 MTAP-isogenic cancer cell lines.

For comparison, PRMT5 inhibitors that are not MTA-cooperative, have not demonstrated MTAP-selective PRMT5 inhibition, as summarized in the table below. These data show that TNG908 is MTAP-selective, and that its activity is on-target. Though the GSK3326595, JNJ-64619178 and Prelude compounds inhibit cellular viability consistent with their inhibition of PRMT5, none have been shown to selectively target MTAP-null cells.

Table 9. TNG908 is differentiated from non-MTAP selective PRMT5 inhibitors in ability to selectively inhibit viability in MTAP-null cells. Average IC50s from in vitro cellular viability assay with HAP1 MTAP-isogenic cell lines.

Consistent with in vitro data, TNG908 also demonstrates dose-dependent PRMT5 inhibition in vivo in an MTAP-null xenograft model. LN18 tumor-bearing mice were treated with TNG908 at 3, 10, 30 or 60 mg/kg BID for ten days. Plasma concentrations of TNG908 increased with dose, and tumoral SDMA-modified protein levels decreased in a dose-dependent manner.

Figure 10. PRMT5 inhibition with TNG908 is dose-dependent in vivo. LN18 (MTAP-null) tumor-bearing mice were dosed with TNG908 at 3, 10, 30, or 60 mg/kg BID for ten days. Tumors were harvested at the time points indicated, and the levels of a single SDMA-modified protein were determined by immunoblot. Tumors from the 3 mg/kg group were not harvested at 16 hours post-last dose.

TNG908 was evaluated in an engineered MTAP-null xenograft model, HCT116, a colon cancer cell line. Marked activity was observed at 90 mg/kg BID (Figure 11 below). In comparison, TNG908 had minimal effect on the HCT116 MTAP WT xenografts. Together with PK/PD data, these data demonstrate that TNG908 inhibition of PRMT5 suppresses tumor growth in an on-target and MTAP-selective manner.

Consistent with the inhibitory effects of MTA accumulation caused by MTAP-deletion, PRMT5 activity was reduced in MTAP-null tumors at baseline relative to MTAP-WT tumors. In Figure 11 below, HCT116 MTAP-isogenic xenograft models were generated by deleting endogenous MTAP to create an MTAP-null cell line. Tumor-bearing mice were dosed with TNG908 or vehicle at the indicated dose levels. SDMA-modified protein levels were determined by immunoblot analysis on tumors harvested eight hours after the last dose. When tumor-bearing mice were dosed with TNG908, >90% PRMT5 inhibition was observed in the MTAP-null tumors while PRMT5 inhibition in MTAP-WT tumors remained above the threshold for lethality.

Figure 11. TNG908 demonstrates strong, MTAP-selective anti-tumor activity in xenograft models. TNG908 selectively inhibits PRMT5 in MTAP-null cancer in vivo.

Consistent with these findings, TNG908 demonstrated significant and dose-dependent anti-tumor activity in over 50 xenograft models representing multiple tumor lineages (sample data shown in Figure 12) that did not have a bias to specific indications. Tumor regressions of -44%, -78% and -96% were demonstrated in additional MTAP-null PDX models representing cholangiocarcinoma, NSCLC and bladder cancer, respectively.

Figure 12. TNG908 demonstrates strong anti-tumor activity with regressions in MTAP-null xenograft models.

Additionally, TNG908 induces strong tumor regressions in xenograft models representing GBM (Figure 13), and has exposure in the cerebrospinal fluid (CSF) equivalent to plasma exposure in non-human primate studies. We believe this uniquely positions TNG908 as a potential treatment option for patients with MTAP-deleted tumors of the central nervous system (CNS) including GBM and CNS metastases of other MTAP-deleted solid tumors.

Figure 13. TNG908 demonstrates strong anti-tumor activity with regressions in MTAP-null xenograft models in GBM

Planned clinical trials

We have designed our Phase 1/2 first-in-human trial to evaluate the oral administration of TNG908 monotherapy in patients with MTAP-deleted tumors (See Figure 14 below). Our planned indications reflect the unmet medical need for new therapies in prevalent histologies, including NSCLC, mesothelioma, cholangiocarcinoma and GBM, as well as indications where there are limited treatment options with no standard of care such as MPNST. As TNG908 is designed to selectively work in cancers with MTAP loss, we intend to limit enrollment to patients with MTAP-deleted tumors using next generation sequencing (NGS).

The dose escalation phase will evaluate safety, pharmacokinetics, pharmacodynamics, and efficacy in patients with locally advanced or metastatic cancer of any histology with an MTAP deletion. Following determination of the optimal efficacious dose, we will evaluate the efficacy of TNG908 in multiple histology-specific expansion arms including MPNST, NSCLC, mesothelioma, cholangiocarcinoma and GBM. In parallel, we will enroll a histology agnostic cohort to provide optionality for a registration strategy in all tumors regardless of histology if broad activity is observed. Given that MTAP deletion occurs in 10% to 15% of human cancers, we may expand into other histology-specific cohorts based on activity observed in the Phase 1/2 trial.

In the first quarter of 2022, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG908. We plan to initiate the Phase 1/2 clinical trial of TNG908 in the second quarter of 2022. We expect to report preliminary safety and efficacy data for TNG908 in the first half of 2023. This program is excluded from the Gilead Agreement.

Figure 14. TNG908 First-in-human trial schema.

DOSE ESCALATION

- Solid tumors with MTAP deletion

Malignant peripheral nerve sheath tumors
n ~ 20

30-50% MTAP-null
Accelerated approval option

Non-small cell lung
Mesothelioma
Cholangiocarcinoma
Glioblastoma
n ~ 20 each

15-40% MTAP-null

Histology-agnostic "bucket"
(enriched for bladder & pancreatic)
n ~ 20

20-35% MTAP-null
Histology-agnostic approval option

Next-generation PRMT5 Inhibitors

Given the significant addressable patient population with MTAP-deleted cancers, we are investing additional resources in our PRMT5 franchise to progress a superior candidate with increased potency, MTAP-deletion selectivity and once daily dosing. We have next-generation PRMT5 inhibitor compounds in preclinical development that use the same mechanism of action as TNG908 but have demonstrated more potent and selective activity in our xenograft models to date. We believe additional potency may allow stronger target inhibition and thus clinical efficacy and additional selectivity for MTAP-null cells may provide a wider therapeutic index.

An exemplar from our next-generation lead series is significantly more potent and selective for MTAP-null cells relative to TNG908 and the non-MTAP selective PRMT5 inhibitor, GSK3326595. In a cell line panel containing both MTAP WT and MTAP-null cell lines representing solid tumor lineages, the exemplar demonstrates 67 selectivity for MTAP-null cells over MTAP WT cells (Figure 15).

Figure 15. Next-generation PRMT5 inhibitor exemplar compound data demonstrates strong MTAP selectivity in 128 cancer cell lines as compared to TNG908 or GSK3326595.

We believe our next-generation compounds have the potential to be more effective than our lead PRMT5 inhibitor, TNG908, with a yet wider therapeutic index. If additional preclinical or clinical evaluation of our next-generation compounds supports this hypothesis, we may elect to promote a next-generation compound as our lead PRMT5 inhibitor, which would result in a delay to our development timeline of approximately 12 to 18 months.

Our early development programs

Target 3

Target 3 was developed using our target discovery immune evasion platform which identifies druggable targets that do not kill cancer cells directly, but rather attract immune cells to destroy them. We identify novel immune evasion genes that (i) are activated by tumor suppressor gene loss and (ii) the effects of which can be reversed through inhibition with a small molecule.

Using in vivo CRISPR-based screens in syngeneic mouse tumor models, we identified serine-threonine kinase 11 (STK11) loss-of-function mutations as a tumor suppressor gene that when inactivated confers resistance to the efficacy of PD-1 immune checkpoint inhibitors. STK11 loss-of-function mutations occurs in approximately 15% of NSCLC, 15% of cervical cancers, 10% carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. STK11 loss-of-function mutations trigger complex changes in both cancer cell signaling and in the broader tumor microenvironment. Retrospective analysis of human clinical data by multiple academic centers, including by Dr. Ferdinandos Skoulidis and Dr. John Heymach (MD Anderson Cancer Center), subsequently identified STK11 as a marker for the lack of durable clinical benefit to pembrolizumab + chemotherapy in NSCLC patients, demonstrating that STK11 loss-of-function mutations correlate with primary resistance to anti-PD1 therapy.

We have generated genetically engineered mouse tumor models that consistently recapitulate the immunosuppressive microenvironment caused by genetic STK11 loss-of-function mutations and have conducted several target discovery screens using these same models. These models are used to discover novel targets to reverse the immune evasion effect of this genetic alteration.

Our exemplar molecule demonstrated strong genetic and pharmacologic validation showing reprogramming of the tumor microenvironment and strong sensitization to anti-PD1 therapy in a STK11-mutant dependent manner. In a syngeneic mouse tumor model, where STK11 mutations drive resistance to immune checkpoint blockade, Target 3 inhibition, in combination with an anti-PD1 antibody, resulted in near or complete tumor regressions in eight out of eight treated mice. Treatment was stopped on Day 32 and the six of eight mice that were completely tumor-free at that time remained tumor-free for 51 days with no further treatment. Furthermore, when tumor cells were re-implanted in these mice on day 83, they were rejected, demonstrating the induction of immune memory (Figure 16).

Figure 16: Pharmacologic proof-of-concept for Target 3 inhibition in STK11 mutant MC38 mice.

We expect to advance a development candidate in the second quarter of 2022 and file an IND in 2023. The clinical development plan for this program in STK11-mutant cancers will combine the power of genetic patient selection for immunotherapy with a novel approach to reversing tumor-intrinsic immune evasion. This program is excluded from the Gilead Agreement.

USP1

We identified USP1 as a strong synthetic lethal target for BRCA1 loss-of-function using CRISPR-based screens in a panel of BRCA1-mutant versus wild-type cancer cell lines (see Figure 17 below). This discovery has since been independently reported by other groups, including Dr. Alan D’Andrea (DFCI). Advanced lead compounds that inhibit this target have strong in vitro and in vivo activity in BRCA1-mutant breast cancer. Our lead molecules also have strong activity in BRCA2-mutant patient derived xenografts, including both BRCA1 and BRCA2 mutant models that are intrinsically resistant to PARP inhibition.

In addition to the single-agent activity observed with USP1 inhibition in vitro (Figure 18) and in vivo (Figure 19) our USP1 inhibitors demonstrate strong combination synergy with PARP inhibition in vitro and in vivo including several primary, PARP resistant PDX models. We believe these data provide the basis for the future clinical trials of a USP1 inhibitor both as a single agent and in combination with PARP inhibitors. As such, USP1 has the potential to treat a patient population that is comparable in size to the PARP inhibitor market (BRCA1 and BRCA2). BRCA1 or BRCA2 mutations are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers. We expect to advance a development candidate in the in the second half of 2022 and file an IND in 2023.

Preclinical data summary

Figure 17. Volcano plot shows analysis of CRISPR screens performed in a panel of BRCA1 WT vs. mut cell lines where knockout of USP1 using multiple independent single strand guide RNAs (sgRNAs) leads to selective killing of BRCA1 mutant tumor cells. The clinically proven PARP-BRCA interaction was also identified in this screen as expected.

USP1 is a deubiquitinating enzyme that facilitates DNA damage response (DDR) repair. Our preclinical pharmacology studies show that USP1 inhibition halt the proliferation of a subset of breast and ovarian cancer cell lines with BRCA1 and BRCA2 mutations, as well as a subset of NSCLC cell lines that do not have BRCA1/2 mutations. We are currently conducting experiments to define patient selection markers for these BRCA1/2 WT cell lines.

Our lead series demonstrate nanomolar potency against USP1, as measured by cytotoxicity in BRCA1 mutant cells, and upregulation of mono-ubiquitinated PCNA as exemplified in Figure 18. Consistent with in vitro data, our lead series also exhibit potent and dose-dependent anti-tumor activity in the MDA-MB-436 xenograft model (BRCA1 mutant breast cancer cell line) and in the BRCA1/2 wildtype lung cancer xenograft model (NCI-H1792) as shown in Figure 19.

Figure 18. Tango lead series USP1 inhibitor demonstrates selective viability effect and target engagement.

(Left) In vitro assay demonstrating cellular viability effects in exemplar BRCA1 mutant but not WT cell line following ten days of compound treatment. (Right) In vitro assay demonstrating dose dependent increase in monoubiquitinated PCNA, a USP1 substrate, in BRCA1 mutant cell line following 24 hours of treatment.

Figure 19. Lead series USP1 inhibitor demonstrates in vivo anti-tumor activity in human breast and lung cancer xenograft models.

The DNA damage repair (DDR) pathways regulated by USP1 are not currently targeted by any marketed drug. Moreover, we performed genome-wide CRISPR-Cas9 screens in the presence and absence of our USP1 inhibitors and confirmed that USP1 inhibition has a differentiated and novel mechanism of action relative to other DDR-based inhibitors, including PARP inhibitors. We expect this molecule to have both single agent activity in PARPi-naïve and potentially some PARPi-resistant cancers.

Preclinically, we have demonstrated strong synergy with PARP inhibitors in both in vitro and in vivo as shown in Figure 20 and Figure 21. This program is excluded from the Gilead Agreement.

Figure 20. USP1 inhibition sensitizes PARP inhibitor in BRCA1and BRCA2 mutant contexts

Figure 21. USP1 inhibition demonstrates significant combination benefit with PARP inhibitor in breast cancer and ovarian cancer PDX models.

Collaboration and License Agreements

Collaboration and License Agreement with Gilead Sciences

In August 2020, we entered into an amended and restated research collaboration and license agreement, which we refer to as the Gilead Agreement, with Gilead Sciences, Inc. The Gilead Agreement expanded our 2018 collaboration with Gilead, or the 2018 Gilead Agreement. Pursuant to the Gilead Agreement we use our proprietary functional genomics-based discovery platform to identify and develop novel immune evasion targets during a seven-year period ending in August 2027, or the Research Term. During the Research Term, Gilead has the option to obtain exclusive, worldwide licenses to develop and commercialize products directed to up to 15 targets validated in the collaboration. Prior to exercising its option for a program, Gilead may “extend” such program, in which case we will further collaborate with Gilead during the Research Term to discover and develop immuno-oncology treatments directed to such target(s), potentially through early clinical development and be eligible to receive research extension payments from Gilead. Gilead will retain its option rights to any such extended program. For up to five programs licensed by Gilead, we have the option to co-develop and co-promote the lead product for such program in the United States, subject to certain exceptions, and eligible to receive milestone payments and royalties on ex-U.S. sales.

Under the terms of the Gilead Agreement, we received an upfront payment of $125.0 million in addition to an upfront payment of $50.0 million received under the 2018 Gilead Agreement. We also received a $20.0 million equity investment in connection with the Gilead Agreement, and as of December 31, 2021, we received $21.1 million in license fees and $14.0 million in option-extension fees. We are eligible to receive up to an additional $410.0 million per program in license, research extension, and clinical, regulatory and commercial milestone payments. We are also eligible to receive tiered royalties in the first decile on net sales by Gilead on a country-by-country and product-by-product basis until the later of (i) the expiration of the last valid claim of our patents or, in some instances, certain of Gilead’s patents, in each case covering such product in such country or (ii) ten years after the first commercial sale of such product in such country. For those products that we opt to co-develop and co-promote in the United States, we and Gilead will equally split profits and losses from the sales of such products in the United States, as well as development costs for such products attributable to the United States. For such products, we will remain eligible to receive certain of the $410.0 million per program milestone payments related to clinical and regulatory milestones as well as commercial milestones and royalties in the first decile on net sales outside the United States.

Either party may terminate the Gilead Agreement if the other party materially breaches the terms of such agreement, subject to specified notice and cure provisions, or enters into bankruptcy or insolvency proceedings. Additionally, Gilead may terminate the agreement for any or no reason, in its entirety or on a program-by-program basis, upon specified written notice. If we terminate the Gilead Agreement for Gilead’s material breach, or Gilead terminates the Gilead Agreement without cause, then Gilead is obligated to negotiate with us in good faith for a specified period regarding the transfer by Gilead of certain assets and the provision by Gilead of certain assistance to enable us to continue the research, development and commercialization of products under any terminated programs.

To date, Gilead has licensed two of our programs and has research-extended two programs under the Gilead agreements.

Our collaboration with Gilead excludes our lead programs, PRMT5, Target 3, USP1 as well as a growing pipeline of novel targets identified in our non-immune related target discovery screens. We also retain the right to identify and validate targets outside the scope of our collaboration with Gilead (all cell-autonomous targets, exclusive of those in immune evasion contexts), and to develop and commercialize products directed to such targets, on our own or in collaboration with third parties.

License Agreement with Medivir AB

In March 2020, we entered into a license agreement, or the Medivir Agreement, with Medivir AB, or Medivir, pursuant to which we obtained a worldwide, royalty-bearing, exclusive license under certain current and/or future patents and know-how of Medivir, to research, develop and commercialize products that are covered by such licensed patents or otherwise modulate USP1.

Under the terms of the Medivir Agreement, we are obligated to pay Medivir in connection with development, regulatory and commercial activities. We have agreed to make certain milestone payments of (i) $1.4 million in the aggregate for the first licensed product that achieves specified clinical milestones plus $25.0 million for the first licensed product that achieves specified regulatory approval and sales milestones, in each case, in either of the first two specified genetic contexts and (ii) $0.7 million in the aggregate if that first licensed product achieves specified clinical milestones plus $5.0 million if that first licensed product achieves specified regulatory and sales milestones for a third genetic context or the second licensed product achieves such specified development, regulatory and sales milestones in either of the first two specified genetic contexts. We have the right to reduce these milestone payments by a specified amount in the event the licensed product is not covered by Medivir’s patents or if payments are due to a third party for a license under such third party’s intellectual property rights. We are also obligated to pay Medivir a low single-digit royalty on net sales of any product covered by a licensed patent.

Payments in respect of net sales or sublicense in a country shall remain in force on a product-by-product, country-by-country basis, with respect to products that are not covered by a licensed patent or certain of our patents, for ten years from the date of first commercial sale in such country, and products that are covered by a licensed patent or certain of our patents, until the expiration date of the last to expire of the licensed patents covering such product or its manufacture or use in the applicable country. No milestones have been achieved to date.

The Medivir Agreement expires on the date of expiration of all royalty obligations. Either party may terminate the Medivir Agreement earlier upon an uncured material breach of the other party.

Manufacturing

Our lead investigational products are small molecule inhibitors that can be readily manufactured without requiring any specialized equipment or processes. We do not own or operate, and currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third-party Contract Development and Manufacturing Organizations, or

CDMOs for the manufacturing, packaging, labeling and distribution of our investigational products for preclinical and clinical testing, as well as for commercial manufacturing if any of our investigational products obtain marketing approval. A team of internal experts and consultants oversees activities at contracted CDMOs with the goal of ensuring our investigational products are being manufactured under current good manufacturing practices, or cGMP. At present, we have signed manufacturing and supply agreements for drug substance and drug product to support the first-in-human study of our PRMT5 development candidate TNG908. Currently, all manufacturing of TNG908 drug substance and drug product to be used in our planned clinical trial in the U.S. is conducted by one manufacturer. We believe that the contracted CDMO has the capacity to support our planned registrational studies, in addition to the first-in-human study for TNG908. We plan to expand and diversify our supply chain by identifying and contracting other CDMOs with the capacity and expertise to support TNG908 and other investigational products in our pipeline and to manufacture commercial supply of our drugs (if those therapies obtain regulatory approval).

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business and our product candidates, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary target discovery technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of precision oncology that may be important for the development of our business and product candidates. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions, where available. Patent rights and regulatory protections are key factors that determine the period of market exclusivity for products in our industry. It is during the period of market exclusivity that, we believe, our potential future products have their greatest commercial value.

Our commercial success may depend in part on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to limit third parties from making, using, selling, offering to sell, or importing our product candidates (and any future products that may be approved for marketing by regulatory authorities) may depend on the extent to which we have rights under valid and enforceable licenses, patents, or trade secrets that cover these activities. In some cases, enforcement of these rights may depend on third-party licensors. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same and to the extent such patents are commercially useful in protecting our commercial products or methods of manufacturing, such patents may be challenged or invalidated or otherwise become less useful in protecting our commercial products and methods of manufacturing.

Because a significant portion of a pharmaceutical product’s patent protection can elapse during the course of developing and obtaining regulatory approval of the product, certain countries, including the U.S., provide compensatory mechanisms to extend patent terms for pharmaceutical products. Patent expiration dates noted in the following paragraphs refer to statutory expiration dates and do not take into account any potential patent term adjustment or extension that may be available, or any potential disclaimers that may be needed to obtain certain patents that may reduce the term of such patents to correspond to that of earlier-expiring patents. There is no guarantee that any of our product candidates would be eligible for patent term extensions.

PRMT5 inhibitors

We exclusively own two patent families covering the composition of matter and methods of use for our product candidate TNG908 and other structurally related PRMT5 inhibitors. Patent applications are pending in the United States, Patent Cooperation Treaty, Argentina, Pakistan and Taiwan in one of the families, and a provisional United States patent application is pending in the other. No patents have yet been granted in either of the two families. Any issued patents covering TNG908 would be expected to expire no earlier than 2041.

Additionally, we exclusively own six patent families covering other PRMT5 inhibitors and their methods of use with expiration dates ranging from 2039 to 2043. A US patent has been granted in one of the families. Patent Cooperation Treaty applications or United States provisional patent applications are pending in the others.

USP1 inhibitors

We own two patent families covering USP1 inhibitors and methods of use thereof. Any patents issuing from each of these two patent families are expected to expire no earlier than 2042. One of the patent families is exclusively owned by us, and the remaining one is jointly owned by us and Medivir AB and exclusively licensed to us under the Medivir Agreement.

Target 3 Portfolio

We exclusively own one patent family relating to Target 3, including composition of matter and methods of use thereof. Any issued patents covering Target 3 composition of matter, or methods of use thereof, are expected to expire no earlier than 2042.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, clinical trials, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, clinical investigators and contract manufacturing organizations, or CMOs, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, its implementing regulations, and other federal statutes and regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other regulatory requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, pharmacovigilance, marketing, advertising, promotion, packaging, labeling, export, import, distribution or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, relabeling or repackaging, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, FDA must approve a New Drug Application, or NDA. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice, or GLP, requirements;
•
completion of the manufacture, under cGMP conditions, of the drug substance and drug product to be used in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually and when certain changes are made (for example, we received clearance of our IND application for TNG908 in the first quarter of 2022);
•
approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before each trial may be initiated at that site;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, good clinical practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
preparation and submission to the FDA of an NDA;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;

•
satisfactory completion of FDA audit of the clinical trial sites that generated the data in support of the NDA;
•
payment of user fees for FDA review of the NDA; and
•
FDA review and approval of the NDA, including, where applicable, consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

Preclinical studies and clinical trials for drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. An IND includes the general investigational plan and the protocol(s) for clinical studies, the results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Some long-term preclinical testing may continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until any safety concerns or deficiencies articulated by FDA are corrected.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, inclusion and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trials to public registries. Information about clinical trials, including results for clinical trials other than Phase 1 investigations, must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, FDA may nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through independent analysis and an onsite inspection if deemed necessary.

Clinical trials to evaluate therapeutic indications to support NDAs for marketing approval are typically conducted in three sequential phases, which may overlap or be combined.

•
Phase 1 — Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, excretion, the side effects associated with increasing doses, and, if possible, to gain early evidence of effectiveness.
•
Phase 2 — Phase 2 clinical trials typically involve administration of the investigational product to a limited patient population with a specified disease or condition to evaluate the drug’s potential efficacy, to determine the optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks.

•
Phase 3 — Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA.

In the first quarter of 2022, we received clearance of our IND application for TNG908 to initiate a Phase 1/2 clinical trial.

In August 2018, the FDA released a draft guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

Post-approval trials, sometimes referred to as Phase 4 clinical trials or post-marketing studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting. In certain instances, the FDA may mandate the completion of Phase 4 clinical trials as a condition of NDA approval.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators 15 days after the trial sponsor determines the information qualifies for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the product candidate and finalize a process for manufacturing the drug product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and manufacturers must develop, among other things, methods for testing the identity, strength, quality and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA must contain proof of the drug’s safety and efficacy for the requested indications and the marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA and respond to the applicant, and 6 months from the filing date of a new molecular entity NDA for Priority Review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. Further, under PDUFA, as amended, each NDA must be accompanied by a substantial user fee.

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it believes that a risk evaluation and mitigation strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies like medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, special monitoring or other risk-minimization tools.

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and other requirements and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. The FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, although companies developing orphan-designated products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same therapeutic agent for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product.

Competitors, however, may receive approval of different therapeutic agents for the indication for which the orphan product has exclusivity or obtain approval for the same therapeutic agent for a different indication than that for which the orphan product has exclusivity. Orphan product exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product is clinically superior. If an orphan designated product receives marketing approval for an indication broader than what is designated, it may not be entitled to orphan exclusivity.

Expedited development and review programs for drugs

The FDA maintains several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, Priority Review and Accelerated Approval, and the purpose of these programs is to get important new drugs to patients more quickly than standard FDA review timelines typically permit.

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application. In February 2022, the FDA granted Fast Track designation for TNG-908.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation in addition to as well as more intensive FDA interaction and guidance.

Any product submitted to the FDA for approval, including a product with Fast Track or Breakthrough Therapy designation, may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and Accelerated Approval. A product is eligible for Priority Review, once an NDA is submitted, if the product that is the subject of the marketing application has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review. Products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled post-approval confirmatory studies to verify and describe the product’s clinical benefit. The FDA may withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, these FDA programs do not change the scientific or medical standards for approval or the quality of evidence necessary to support approval, though they may expedite the development or review process.

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The FD&C Act requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies. The FDA and the sponsor must reach an agreement on the PSP. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A drug can also obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study that adequately responds to an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences and promotion and advertising requirements. FDA's advertising and promotion requirements include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products obtain reimbursement under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. Further, for certain modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain prior FDA approval of an NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. In addition, manufacturers and their subcontractors involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMPs, which impose certain procedural and documentation requirements on sponsors and their CMOs. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon the sponsor and any third-party manufacturers that a sponsor may use. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracking requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. Accordingly, manufacturers must continue to expend time money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. Failure to comply with statutory and regulatory requirements may subject a manufacturer to possible legal or regulatory action, such as warning letters, suspension of manufacturing, product seizures, injunctions, civil penalties or criminal prosecution.

The FDA may withdraw approval of a product if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, requirements for post-market studies or clinical trials to assess new safety risks, or imposition of distribution or other restrictions under a REMS. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
the issuance of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product;
•
fines, warning letters or holds on post-approval clinical trials;
•
refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

Regulation of companion diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding drug. A companion diagnostic may be used to help identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a PMA.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a pre-amendment device that was in commercial distribution before May 28, 1976, or a predicate device, for which the FDA has not yet called for the submission of a PMA. If the FDA determines that the subject device is substantially equivalent to the predicate device, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to 12 months from the date the application is completed, but can take significantly longer.

A PMA must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the quality system regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. The FDA’s review of an initial PMA is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing.

On July 31, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance document, for novel therapeutic products that depend on the use of a diagnostic test and where the diagnostic device could be essential for the safe and effective use of the corresponding therapeutic product, the companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic, although the FDA recognizes that there may be cases when contemporaneous development may not be possible. However, in cases where a drug cannot be used safely or effectively without the companion diagnostic, the FDA’s guidance indicates it will generally not approve the drug without the approval or clearance of the diagnostic device.

Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of the FDA’s QSR, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with its authorities.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, or commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

Other healthcare laws

Healthcare providers, physicians, and third-party payors will play a primary role in the recommendation and prescription of any products for which we will seek to obtain marketing approval. Our business operations and any current or future arrangements with third-party payors, healthcare providers and physicians may expose us to certain liabilities and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we develop, market, sell and distribute any drugs for which we obtain marketing approval in the future. In the United States, these laws include, without limitation, state and federal anti-kickback, false claims, physician transparency, and patient data privacy and security laws and regulations, including but not limited to those described below.

•
The federal Anti-Kickback Statute prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing any remuneration (including any kickback, bribe, or certain rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity need not have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers, on the one hand, and prescribers, purchasers and formulary managers, on the other. In addition, the government may assert that a claim that includes items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act.
•
The federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims.
•
The federal civil monetary penalties laws impose civil fines for, among other things, the offering or transfer or remuneration to a Medicare or state healthcare program beneficiary, if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state health care program, unless an exception applies.
•
•
HIPAA, which imposes criminal and civil liability for knowingly and willfully executing a scheme, or attempting to execute a scheme, to defraud any healthcare benefit program, including private payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, or falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity may be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, impose, among other things, specified requirements on covered entities and their respective business associates relating to the privacy and security of individually identifiable health information, including mandatory contractual terms and required implementation of technical safeguards of such information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates in some cases, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
•
Federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products
•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, as well as certain non-physician providers such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
•
Analogous state and foreign laws and regulations, including, but not limited to, state anti-kickback and false claims laws, may be broader in scope than the provisions described above and may apply regardless of payor. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and relevant federal government compliance guidance; require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers; restrict marketing practices or require disclosure of marketing expenditures and pricing information. State and foreign laws may govern the privacy and security of health information in some circumstances. These data privacy and security laws may differ from each other in significant ways and often are not pre-empted by HIPAA, which may complicate compliance efforts.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform, especially in light of the lack of applicable precedent and regulations. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other related governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, additional oversight and reporting obligations if we become subject to a corporate integrity agreement or similar settlement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

Insurance Coverage and Reimbursement

In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, the product. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Coverage and reimbursement for drug products can differ significantly from payor to payor. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity, reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.

In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, which will require additional expenditure above and beyond the costs required to obtain FDA or other comparable regulatory approvals. Some product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, our operations and financial condition (when a product candidate is approved for marketing). Levels of coverage and reimbursement for a product can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments (and other third-party payers), and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our product candidates. Historically, products launched in the European Union do not follow price structures of the U.S. and generally prices tend to be significantly lower

Current and future healthcare reform legislation

In the United States and certain foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•
expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices;
•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

•
Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
•
On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
•
On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
•
On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
•
On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
•
On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for our drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs (if approved for marketing) or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Outside the United States, ensuring coverage and adequate payment for a product also involves challenges. Pricing of prescription pharmaceuticals is subject to government control in many countries. Pricing negotiations with government authorities can extend well beyond the receipt of regulatory approval for a product and may require a clinical trial that compares the cost-effectiveness of a product to other available therapies. The conduct of such a clinical trial could be expensive and result in delays in commercialization.

In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Other United States environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

We maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. Current or future environmental laws and regulations may impair our research, development or production efforts. In addition, failure to comply with these laws and regulations may result in substantial fines, penalties or other sanctions.

Government regulation of drugs outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales, promotion and distribution of our potential future products. For instance, in the United Kingdom and the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

•
Centralized procedure — The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EEA, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EEA. If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.
•
•
National authorization procedures — There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
o
Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA Member State for a medicinal product that has not yet been authorized in any EEA Member State and that does not fall within the mandatory scope of the centralized procedure.
o
In the mutual recognition procedure, a medicine is first authorized in one EEA Member State, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EEA Member States in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In both cases, as with the centralized procedure, the competent authorities of the EEA Member States assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., innovator products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the preclinical and clinical trial data contained in the dossier of the innovator product when applying for a generic or biosimilar marketing authorization in the EEA during a period of eight years from the date on which the innovator product was first authorized in the EEA. The additional two-year period of market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial authorization of the reference product in the European Union. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials

The criteria for designating an “orphan medicinal product” in the EEA are similar in principle to those in the United States. Under Article 3 of Regulation (EC) 141/2000, in the EEA a medicinal product may be designated as orphan if it meets the following criteria: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (ii) either (a) such condition affects no more than five in 10,000 persons in the EEA when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EEA to justify the investment needed for its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication, unless certain conditions are met. An orphan product can also obtain an additional two years of market exclusivity in the European Union for pediatric studies. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Similar to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on GCP and the related national implementing provisions of the individual EU Member States govern the system for the approval of clinical trials in the European Union. Under this system, an applicant must obtain prior approval from the national competent authority, or NCA, of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, or EC, has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by applicable directives. All suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the Member State where they occurred.

Government regulation of data collection outside of the United States

In the event we conduct clinical trials in the European Union, we will be subject to additional privacy restrictions. The collection and use of personal health data in the European Economic Area, or EEA (being the European Union plus Norway, Iceland, and Liechtenstein), is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States and Norway, Iceland and Liechtenstein, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenue for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we will be required to put in place controls and processes ensuring compliance with the new data protection rules. There has been limited enforcement of the GDPR to date, particularly in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any future trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the European Union, means that it has in force its own legislation which is aligned with the GDPR, known as the Data

Protection Act 2018. The requirements are similar except that the United Kingdom is now regarded as a “third country” for the purposes of transfers of personal data from the EEA. Transfers continue to flow freely from the United Kingdom to the EEA; however, as part of the agreement between the United Kingdom and the European Union, the United Kingdom intends to obtain an adequacy decision from the European Commission to ensure personal data can continue to flow freely from the European Union to the United Kingdom.

Data protection authority activity differs across the European Union, with certain authorities applying their own agenda which shows there is uncertainty in the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the European Union, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Competition

We face direct competition from pharmaceutical and biotechnology companies leveraging the principle of synthetic lethality as well as companies developing therapies for the same target pathway and the same indications. Well-established companies that are developing or may develop therapies based on synthetic lethality include AstraZeneca, GlaxoSmithKline, Bristol Myers Squibb, Merck KGaA and Pfizer. Smaller and earlier-stage companies focused on synthetic lethality include Artios Pharma, Cyteir Therapeutics, KSQ Therapeutics, Ideaya Biosciences, MetaboMed, Mirati Therapeutics and Repare Therapeutics.

Our PRMT5 inhibitor program, which includes TNG908 as well as a next generation compound that is in development, will face direct competition from companies that have clinical-stage, MTA-cooperative PRMT5 inhibitors that are selective for MTAP-deleted cancers. We are aware that Mirati Therapeutics and Amgen have a clinical MTA-cooperative PRMT5 inhibitor program, using the same mechanism of action as TNG908. The INDs submitted by Tango, Mirati and Amgen have all received clearance by the FDA to commence clinical trials for their respective inhibitors. Currently, there are no MTA-cooperative PRMT5 inhibitors that are authorized for marketing by any regulatory authority.

Indirect competition may come from non-MTAP deletion selective PRMT5 programs or MAT2A inhibitor programs that are uniquely different than the TNG908 mechanism of action. Two companies have non-MTAP selective PRMT5 inhibitors in clinical development, including Prelude Therapeutics (PRT543 and PRT811) and Johnson & Johnson (JNJ 64619178). GSK and Pfizer have recently discontinued the clinical development of their non-MTAP selective PRMT5 inhibitors. MAT2A is an enzyme upstream of PRMT5 essential for the metabolism of the PRMT5 co-factor SAM that acts on the same pathway as TNG908. Agios Pharmaceuticals (AG-270) and Ideaya Biosciences (IDE397) are the two clinical programs we are aware of competing in the MAT2A space. Agios announced the divestment of their oncology portfolio to Servier Pharmaceuticals, including the MAT2A program in December 2020.

Competition for our preclinical USP1 inhibitor program comes from KSQ Therapeutics, which has a USP1 program in preclinical development.

We face competition more broadly across the oncology market for safe, efficacious, and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy (such as monoclonal and bispecific antibodies), immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates, if any are approved, may compete with these existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

Many of our competitors, either alone or with their collaborators, have significantly greater resources, expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement, and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific, sales, marketing and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove significant competitors, particularly through collaborative arrangements with large and established companies. Additionally, mergers and acquisitions may result in even more resources being concentrated in our competitors.

Employees and Human Capital Resources

Attracting and retaining qualified and experienced employees in research and development, clinical, manufacturing, quality and other positions is crucial to our ability to compete effectively. Competition for these employees is intense in the pharmaceutical industry in which we operate. Our ability to recruit and retain such employees depends on a number of factors, including the growth of our organization, the culture and work environment we have created, our organizational values and goals and our corporate philosophy; talent development and career opportunities; and compensation and benefits.

As of December 31, 2021, we had 91 full-time employees, of which 42 have M.D. or Ph.D. degrees. Within our workforce, 67 employees are engaged in research and development and 24 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Talent Acquisition and Employee Development:

Our principal talent acquisition goal is to attract, retain, and develop the highest quality talent. As we build our organization beyond drug discovery and drug development, our goals have been extended to include establishing an employee base that will allow us to efficiently move our pipeline products through clinical trials, regulatory approvals and into the market where we can help patients and their families and, simultaneously, to have a workforce that provides diverse backgrounds and ideas, are trained to operate and act at the highest standards of ethics and integrity, and are dedicated to achieve the highest level of innovation and to advance oncology treatments through the use of synthetic lethality. To support our talent acquisition, our human resources programs are designed to develop talent to prepare them for leadership positions in the future; reward employees through competitive benefits programs, including competitive pay, incentive compensation, and an equity program that aligns the incentives of our employees with the interests of our shareholders; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; and retain and develop talent that embody our core values.

Diversity:

While Tango is early in its corporate development, our employees represent a broad set of backgrounds, perspectives and experiences. We attribute our early growth and success to the diversity that our employees bring with them to their professional roles. We are committed to the goals of diversity, equity and inclusion, which is the foundation upon which we are building a leading synthetic lethality business that is pushing the advances in oncology care, all with the objective of benefiting patients. We are building a work environment where employees can express themselves and have a voice in how we operate. Among other things, members of our management meet in small group sessions with all employees throughout the year and the feedback in these meetings is used to drive our professional development programs, our compensation structure, our organizational development and our culture. These and similar programs are important to develop a sense of belonging for all employees.

Employee Engagement:

We survey our employees on an annual basis to assess overall engagement of our workforce, and compare our engagement results against a set of benchmark companies. These companies are in the biotech sector and of similar size (number of employees). We use these results, both our internal results and the comparative results against the benchmark companies, to assess our employee engagement performance during the preceding year and to determine areas of focus going forward.

In our most recent survey, conducted in late-2021, the results indicated improvements in almost all areas reviewed in the survey and the results were generally higher than our benchmark dataset, which supports our view that we have positive employee engagement. Every year, we take these results, and a task force is formed to enable actions that will further improve our engagement.

COVID-19

The COVID-19 pandemic continues to present a substantial public health and economic challenge globally. While the impact of the COVID-19 pandemic to date on our business has not been material, it is continuously evolving and its future effects are difficult to predict with meaningful precision as the impact will depend on many factors beyond our control and knowledge at this point in time. As the pandemic continues and new variants of the COVID-19 virus presents itself, we are monitoring its impact on our business. For example, we received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and expect to commence clinical trials in the second quarter of 2022. We do not expect, at this time, that our clinical trial enrollment and progress will be materially delayed beyond our anticipated timeframe, but any adverse developments with respect to COVID-19 may cause unexpected delays in these trials, including as a result of our CRO or clinical trial sites not having sufficient resources and employees to conduct the trials in the anticipated timeframe.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. Unless otherwise indicated, reference in this section and elsewhere in this Annual Report on Form 10-K to our business being adversely affected, negatively impacted or harmed will include an adverse effect on, or a negative impact or harm to, our business, reputation, financial condition, results of operations, revenue and our future prospects. The material and other risks and uncertainties summarized above and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See also the section titled “Note Regarding Forward-Looking Statements” above.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are a precision oncology company with a limited operating history.

We are a precision oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since the Company's inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring and developing intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. Our first investigational new drug, or IND, application, for TNG908, was cleared by the FDA in the first quarter of 2022. Other than TNG908, all of our product candidates are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on cash and cash equivalent holdings, our stockholders’ deficit and working capital.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant net losses since our inception. For the year ended December 31, 2021, our net loss was $58.2 million. As of December 31, 2021, we had an accumulated deficit of $161.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

• our ability to obtain INDs for our pipeline product candidates, successfully open clinical trial sites and recruit and retain subjects for clinical trials, and any delays caused by difficulties in such efforts;

• our ability to obtain regulatory approval for our product candidates, and the timing and scope of any such approvals we may receive;

• the timing and cost of, and level of investment in, research and development activities relating to our product candidates and any future product candidates and research-stage programs, which may change from time to time;

• the cost of manufacturing our product candidates and products, should they receive regulatory approval, which may vary depending on FDA and other comparable foreign regulatory requirements, the quantity of production and the terms of our agreements with manufacturers;

• our ability to attract, hire and retain qualified personnel;

• expenditures that we will or may incur to develop additional product candidates;

• the level of demand for our product candidates should they receive regulatory approval, which may vary significantly;

• the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

• the changing and volatile U.S. and global economic environments, including as a result of the COVID-19 pandemic; and

• future accounting pronouncements or changes in our accounting policies.

The individual or cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated guidance we may provide.

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

• timely file INDs for our other programs, and clearance of these INDs to allow for commencement of such future clinical trials;

• timely patient enrollment and patient dosing in our TNG908 clinical trial;

• successfully complete our TNG908 clinical trial and any future clinical trials;

• initiate and successfully complete all safety and efficacy studies required to obtain U.S. and foreign regulatory approval for our product candidates;

• make and maintain arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

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

If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations or we may be required to sell or license assets to third parties on terms that are not favorable to us, if at all.

Further, our most advanced program is a PRMT5 inhibitor, TNG908. We believe our next-generation compounds have the potential to be more effective than TNG908, with a yet wider therapeutic index. If additional preclinical or clinical evaluation of our next-generation compounds supports this hypothesis, we may elect to promote a next-generation compound as our lead PRMT5 inhibitor, which would result in a delay to our development timeline of approximately 12 to 18 months. If we elect to promote this next-generation compound, it may result in the delay in receiving potential revenue from product sales, if approved by regulatory authorities.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022. We also plan to file INDs for our undisclosed target for STK11-mutant cancers (Target 3) and our USP1 inhibitor program in 2023. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Disruptions in the financial markets in general and due to the ongoing COVID-19 pandemic may make equity and debt financing more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our existing common stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends, repurchase shares of our common stock, or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We have not yet demonstrated our ability to successfully register, initiate, enroll and complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022. Other than TNG908, our programs are still in preclinical development and may never advance to clinical development. We also plan to file INDs for our undisclosed target for STK11-mutant cancers (Target 3) and our USP1 inhibitor program in 2023. We may not be able to file such INDs or INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be improved upon or delayed. For example, we extended the timeline for filing an IND for our USP1 inhibitor program as we continue to work on a development candidate that has improved pharmaceutical properties. Moreover, we cannot be sure that submission of an IND will result in the U.S. Food and Drug Administration, or FDA, allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, an MAA to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. We currently do not have any product candidates in clinical development. While the IND for our lead program, TNG908, was cleared by the FDA, it is possible that patients may not be enrolled and the study may not be completed (and preliminary, initial or final trial results may not be available) on time. Similarly, future clinical trials may not begin on time or be completed on schedule, if at all.

If we are required to conduct additional preclinical studies or clinical trials of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety and/or efficacy concerns, we may, among other things:

• be delayed in obtaining regulatory approval for our product candidates;

• not obtain regulatory approval at all;

• obtain regulatory approval for indications or patient populations that are not as broad as intended or desired;

• continue to be subject to post-marketing testing requirements; or

• have the product removed from the market after obtaining regulatory approval.

Our programs are focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is a rapidly evolving area, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Our unique functional genomics discovery approach is based on the genetic concept of synthetic lethality. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic markers targeted by our programs drive the formation and spread of certain cancers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific targets, we cannot be certain that the resulting patient populations with each mutation will be large enough to allow us to successfully obtain approval for each such mutation and commercialize our product candidates and achieve profitability.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our preclinical studies, our TNG908 clinical trial and future clinical trials may not be successful. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results (or be indicative of safety and efficacy if commercialized and used in a broader population). Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates. Our preclinical studies and future clinical trials may not be successful.

If we are unable to successfully validate, develop and obtain regulatory approval for diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates.

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or otherwise obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics may be used during our clinical trials as well as in connection with the commercialization of our products that receive regulatory approval. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we or third parties may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development and commercialization of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our therapeutic product candidates.

Interim, top-line, and preliminary data from our future clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or preliminary data from our current and future clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also may make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, regulatory agencies and others may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, the scope of product label, and commercialization of any approved product. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the preliminary, interim or top-line data that we report differ from final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

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

• our third-party contractors may fail to comply with regulatory requirements, fail to maintain adequate quality controls, be unable to provide us with sufficient product supply to conduct or complete preclinical studies or clinical trials, fail to meet their contractual obligations to us in a timely manner, or at all;

• our clinical trial sites or investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators;

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

Moreover, principal investigators for our current or future clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our current or future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays, including those caused by the COVID-19 pandemic, also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate.

We may experience difficulties with identifying specific patient populations for any biomarker-defined trial cohorts. The patient eligibility criteria defined in our trial protocols, including biomarker-driven identification, may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria. We will also rely on the willingness and ability of clinicians to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials.

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as do our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates (for example, three INDs have been cleared by the FDA for clinical trials of MTA-cooperative PRMT5 inhibitors for the treatment of cancer patients). Furthermore, our ability to enroll patients may be significantly delayed by the ongoing COVID-19 pandemic (including due to lack of resources and personnel at trial sites), and we cannot accurately predict the extent and scope of such delays at this point.

In addition to the competitive trial environment, the eligibility criteria of our future clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, reporting preliminary and final trial results and obtaining regulatory approval of potential products may be delayed.

We may also engage third parties to develop companion diagnostics for use in our clinical trials, but such third parties may not be successful in developing such companion diagnostics, limiting our ability to identify patients with the targeted genetic mutations for our clinical trials. Further, if we are required to develop companion diagnostics and are unable to include patients with the targeted genetic mutations, this could compromise our ability to seek designations under applicable

FDA expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation (to the extent these are available to us), or otherwise seek to accelerate clinical development and regulatory timelines. Patient enrollment may be affected by other factors, including:

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

Certain of our current product candidates and any future product candidates may have the potential to be administered in combination with existing standards of care such as checkpoint inhibitor immunotherapies, chemotherapies, targeted therapies or radiotherapy. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates for use in combination with other therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other potential combination or comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these occur, our business, financial condition, operating results, stock price and prospects may be materially harmed.

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the other therapy and not our current product candidates and any future product candidates. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

Results from earlier preclinical studies of our programs and product candidates are not necessarily predictive of the results of later preclinical studies and clinical trials of our programs and product candidates. If we cannot replicate the results from our earlier preclinical studies of our programs and product candidates in our later preclinical studies and clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize our product candidates.

Any results from our earlier preclinical studies of our programs or our product candidates may not necessarily be predictive of the results from later preclinical studies and clinical trials. Similarly, even if we are able to complete our planned preclinical studies and clinical trials of our product candidates according to our current development timeline, the results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.

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

We received clearance of our IND application for TNG908 in the first quarter of 2022 and plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022. Further, we expect to file INDs for our undisclosed target for STK11-mutant cancers (Target 3) and USP1 inhibitor program in 2023. However, we may not be able to file such INDs or INDs for future product candidates for our precision oncology or other programs on the timelines we expect. We have, for example, extended the timeline for filing an IND for our USP1 inhibitor program as we continue to work on a development candidate that has improved pharmacologic properties.

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

Our current and future clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our precision oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our current and future preclinical studies and clinical trials are inconclusive with respect to the safety, pharmacokinetics or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. There may be side effects experienced during clinical trials in connection with the use of oncology therapies. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects as a result of the use of our therapy (or due to other factors). In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims (the latter can be expensive to defend and result in significant damages and harm to our reputation). While we do have insurance to cover certain product liability claims, including in connection with injury during clinical trials, the coverage may not be sufficient to cover all expenses related to any injury and we may be required to pay damages from our own resources.

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not yet observed. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. Most product candidates that commence clinical trials are never approved as products, and there can be no assurance that any of our current or future clinical trials (including the TNG908 Phase 1/2 clinical trial that we expect to commence in the second quarter of 2022) will ultimately be successful or support further clinical development or regulatory approval of any of our product candidates.

We may develop future product candidates in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in our clinical trial for TNG908 or in any of our other future clinical trials, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved product due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

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

Some of our product candidates utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent drug candidate development and approval, or discovery of unknown or unanticipated adverse effects. We utilize structural biology in tight integration with our medicinal chemistry and biology capabilities to predict and design the compounds that we believe will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our ability to expand our pipeline of product candidates, and we cannot predict whether we will continue to have access to these capabilities in the future to support our pipeline development. In addition, there can be no assurance that we will be able to rapidly identify, design and synthesize the necessary compounds or that these or other problems related to the development of product candidates will not arise in the future, which may cause significant delays or raise problems we may not be able to resolve.

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

We plan to conduct certain clinical trials outside the United States, and these jurisdictions may include countries in Europe, Australia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

Although we intend to explore other therapeutic opportunities in addition to the programs and product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

The ongoing success of businesses in the biopharmaceutical industry depend, to a large extent, on the ability to continue to introduce new products, especially as exclusivity rights to given therapies or indications expire. Research programs to pursue the development of our existing and planned product candidates for new or additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our screening technology and research programs may initially show promise in identifying potential indications and/or product candidates, yet fail to yield results for clinical development for a number of reasons, including:

• the research methodology used may not be successful in identifying potential indications and/or product candidates (or the development of a chemical compound or formulation that has the desired effect cannot be developed);

• potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or

• it may take greater human and financial resources than we will possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our potential product portfolio.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. We received clearance of our IND application for TNG908 in the first quarter of 2022 and plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022, otherwise, all of our product candidates are in discovery or preclinical development. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Beginning in 2020 and continuing through the date of this filing, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread to most countries across the world, including all 50 states within the United States, including Cambridge, Massachusetts, where our primary office and laboratory space is located. The coronavirus pandemic is evolving, and has led to the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies and clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that will emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The continued spread of COVID-19 globally could adversely impact our preclinical or clinical trial operations in the United States and our future clinical trial sites in foreign jurisdictions, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we expect that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials and the reporting of clinical trial results is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic, including our clinical trial for TNG908, which we plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022 in the United States (which, as noted above, may be impacted by the COVID-19 pandemic (see Item 1. Business - COVID-19 above)). Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, including TNG908, as well as our business generally, include:

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

• the potential negative effect on the operations of our third-party manufacturers;

• interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our prospective clinical trials;

• staffing shortages at clinical trial sites, both healthcare professionals (e.g. physicians, nurses) and support staff, caused by the COVID-19 pandemic and the challenges of finding replacements may adversely impact the timing and on-going performance of a clinical trial;

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

Our employees, including our lab personnel, are currently working at our headquarters office. We have, in the past, taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring certain of our employees to work remotely, suspending all non-essential travel worldwide for our employees, implementing COVID-19 testing policies for employees in certain instances and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business (and certain of these measures remain in place). We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

These and other factors arising from COVID-19 (and any future variant of the COVID-19 virus) could worsen in countries that are already afflicted with COVID-19 or could continue to spread to additional countries. Any of these factors, and other factors related to any such disruptions that are unforeseen, could have a material adverse effect on our business and our results of operations and financial condition and our clinical trials. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the United States and other economies, which could impact our ability to raise the necessary capital needed to develop and commercialize our programs and product candidates.

Risks Related to Commercialization

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are other companies focusing on precision oncology to develop therapies in the fields of cancer and other diseases. Specifically, with respect to TNG908 (for which we recently received FDA clearance of our IND application), we are aware that Mirati Therapeutics, Inc. and Amgen each have a clinical MTA-cooperative PRMT5 inhibitor program, using the same mechanism of action as TNG908 (and there are other indirect competitors in the PRMT5 inhibition space as well).

We also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach (as noted above), and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes, such as Amgen. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing, promoting and selling approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If these or other barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators may develop. Our competitors also may obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators are able to enter the market. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and novel competition that utilize the same mechanism of action and availability of reimbursement from government and other third-party payors.

If the market opportunities for our programs and product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead product candidate, TNG908, is an oral small molecule inhibitor of PRMT5. We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration which occurs in 10% to 15% of all human tumors, including NSCLC, mesothelioma, cholangiocarcinoma, and GBM, as well as indications where there are limited treatment options with no standard of care, including MPNST. Additionally, our undisclosed Target 3 program is being developed for certain patients with STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 15% of NSCLC, 15% of cervical cancers, 10% carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. USP1, is a strong synthetic lethal target for BRCA1/2-mutant, which are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label, the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with the cancers and solid tumors for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

If our current product candidates or any future product candidates do not achieve broad market acceptance, the revenue that we generate from their sales may be limited, and we may never become profitable.

We have never commercialized a product candidate for any indication. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of certain precision oncology product candidates or immunotherapies and targeted therapies is unsafe, whether related to our or our competitors’ products, our potential future products may not be accepted by the general public or the medical community. Future adverse events in precision oncology, immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates.

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

• the efficacy of our current product candidates and any future product candidates as single agents and in combination with marketed combination therapies or other therapies that are also pending regulatory approval;

• the commercial success of the checkpoint blockade drugs with which certain of our products may be co-administered;

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

• changes in the standard of care for the targeted indications of our current product candidates and any future product candidates, which could reduce the marketing impact of any claims that we could make following FDA approval or approval by comparable foreign regulatory authorities, if obtained;

• the relative convenience and ease of administration of our current product candidates and any future product candidates (including the number of doses required in a given period) and any products with which they are co-administered;

• the cost of treatment compared with the economic and clinical benefit of alternative treatments or therapies;

• the availability of adequate coverage or reimbursement by third-party payors, including government healthcare programs such as Medicare and Medicaid and other healthcare payors;

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

We do not have the ability to independently conduct clinical trials. We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our planned Phase 1/2 clinical trial of TNG908, and for any other product candidates that emerge from our precision oncology programs. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any number of reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

We are likely to have certain information rights with respect to the investigator-sponsored trials, including access to and the ability to use and reference the data, including for our own regulatory filings. However, we would not have control over the timing and reporting of the data from investigator-sponsored trials, nor would we own the data from the investigator-sponsored trials. If we are unable to confirm or replicate the results from the investigator-sponsored trials or if negative results are obtained, we would likely be further delayed or prevented from advancing further clinical development of our product candidates. Further, if investigators or institutions breach their obligations with respect to the clinical development of our product candidates, or if the data proves to be inadequate compared to the first-hand knowledge we might have gained had the investigator-sponsored trials been sponsored and conducted by us, then our ability to design and conduct any future clinical trials ourselves may be adversely affected.

We rely and expect to continue to rely heavily on third parties for execution of clinical trials for our product candidates and control only certain aspects of their activities (and such control may be based on contractual provisions that may be breached by the third-party). For example, for the planned Phase 1/2 clinical trial of TNG908, we expect to rely on one CRO for the conduct of the trial and one manufacturer to manufacture the study drug to be used during the course of the trial. We are responsible for ensuring that each of our clinical trials and the study drug is conducted and manufactured in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on a CRO or CDMO will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties, suspension/hold or termination of trials and other penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials generally must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators, third party manufacturers or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we have designed our Phase 1/2 clinical trial of TNG908 and intend to design the future clinical trials for our product candidates, these trials will be conducted by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors.

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

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative CROs. If principal investigators or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate future revenue, if any, could be delayed.

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

• collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;

• collaborators might not properly maintain or defend our intellectual property rights or might use our intellectual property improperly or in a way that jeopardizes our intellectual property or the potential commercial benefit of our product candidates or exposes us to potential liability;

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

If a collaborator terminates a collaboration or a program under a collaboration, including by failing to exercise a license or other option under the collaboration, whether because we fail to meet a milestone or otherwise, any potential revenue from the collaboration would be significantly reduced or eliminated. In addition, we will likely need to either secure other funding to advance research, development and/or commercialization of the relevant product candidate or abandon that program (or abandon a different program to allocate resources to the program rejected by the collaborator), the development of the relevant product candidate could be significantly delayed, and our cash expenditures could increase significantly if we are to continue research, development and/or commercialization of the relevant product candidates.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive regulatory approval. In some cases, we rely on one party to manufacture our preclinical and clinical products and we exercise limited direct control over this manufacturer (and it would be time consuming and expensive to move production to a new manufacturer, if we were able to do so at all). This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we rely on a limited number of CROs to perform certain synthesis and other chemistry related work on our pre-clinical product candidates, and one of these CROs is located in Ukraine, which was invaded by Russia in February 2022. This has the potential to disrupt their services on our behalf and delay development of our future product candidates, and such delay may materially impact the timing for moving products into development candidate stage and initiating IND-enabling studies, and ultimately the filing of an IND and the commencement of clinical trials.

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

Further, our failure, or the failure of our third-party manufacturers to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, if approved, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our business and supplies of our product candidates.

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

The active pharmaceutical ingredients, or API, and drug product we expect to use in all of our product candidates are supplied to us from single-source suppliers. In some cases, both the API and drug product are manufactured and supplied by the same single-source (as is the case with respect to the supply of TNG908 for use in our planned Phase 1/2 clinical trial). Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand (and to meet requirements in connection with our planned clinical trials), depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We are also unable to predict how changing global economic conditions or global health concerns such as the ongoing COVID-19 pandemic, as well as potential supply chain disruptions or cost increases related thereto, will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Establishing additional or replacement suppliers for the API and drug product used in our product candidates, if required, may not be accomplished quickly (or at all). If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API and drug product used in our product candidates, any interruption or delay in the supply of components or materials, or our inability to obtain such API and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all and it may be difficult to recruit and retain the expertise needed to launch and commercialize a new drug therapy. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current or future product candidates, including our current lead product candidate, TNG908, and our other future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. As of the date of the filing of this Annual Report on Form 10-K, we have filed patent applications, but have no issued patents in the United States or elsewhere for our product candidates.

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

Even if we acquire patent protection that we expect should enable us to establish and/or maintain a competitive advantage, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our patents may be challenged in the courts or patent offices in the United States and abroad. We may become involved in post-grant proceedings such as opposition, derivation, reexamination, inter partes review, post-grant review, or interference proceedings challenging our patent rights or the patent rights of others from whom we license or we may in the future obtain licenses to such rights, in the U.S. Patent and Trademark Office, or USPTO, the European Patent Office, or EPO, or in other countries. In addition, we may be subject to a third-party submission to the USPTO, the EPO, or elsewhere, that may reduce the scope or preclude the granting of claims from our pending patent applications. Competitors may allege that they invented the inventions claimed in our issued patents or patent applications prior to us, or may file patent applications before we do. Competitors may also claim that we are infringing their patents and that we therefore cannot practice our technology as claimed under our patents or patent applications. Competitors may also contest our patents by claiming to an administrative patent authority or judge that the invention was not patent-eligible, was not original, was not novel, was obvious, and/or lacked inventive step, and/or that the patent application filing failed to meet relevant requirements relating to description, basis, enablement, and/or support. In litigation, a competitor could claim that our patents, if issued, are not valid or are unenforceable for a number of reasons. If a court or administrative patent authority agrees, we would lose our protection of those challenged patents.

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

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. Further we have not, and may not, register for trademark protection in every potential jurisdiction where we may conduct business or sell products (if approved). During the trademark registration process, we have in the past received and may in the future receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we may be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark, or do not seek registered trademarks, or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

If we are unable to adequately protect and enforce our trade secrets, our business and competitive position would be harmed.

In addition to the protection afforded by patents we may own or in-license, we seek to rely on trade secret protection, confidentiality agreements, and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents. Although we seek to require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information.

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

Competitors may infringe any patents we may own or in-license. In addition, any patents we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful (and we may not be able to prevent the commercialization of the competitor product). In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third party’s activities do not infringe our patent applications or any patents we may own or in-license. An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace and may negatively impact our stock price.

Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights (or technology covered under current patent applications) and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent. An unfavorable result in a post-grant challenge proceeding may result in the loss of our right to exclude others from practicing one or more of our inventions in the relevant country or jurisdiction, which could have a material adverse effect on our business. Litigation or post-grant proceedings within patent offices may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

While certain activities related to development and clinical testing of our current or future product candidates may be subject to safe harbor of patent infringement under 35 U.S.C. §271(e)(1), upon receiving FDA approval for such candidates we or any of our future licensors or strategic partners may immediately become party to, exposed to, or threatened with, future adversarial proceedings or litigation by third parties having patent or other intellectual property rights alleging that such product candidates infringe, misappropriate or otherwise violate their intellectual property rights. If such actions are successful, the third party may be able to, among other things, prevent launch of a product (which may happen only after the significant expense of development and clinical trials). Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our current or future product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our current or future product candidates may give rise to claims of infringement of the patent rights of others. Moreover, it is not always clear to industry participants, including us, which patents cover various types of drugs, products or their methods of use or manufacture. Thus, because of the large number of patents issued and patent applications filed in our fields, there may be a risk that third parties may allege they have patent rights encompassing our current or future product candidates, technologies or methods.

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

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop, launch and commercialize our current or future product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement, misappropriation or other violation against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance our research or allow commercialization of our current or future product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our current or future product candidates, which could harm our business significantly.

We may be unable to obtain patent or other intellectual property protection for our current or future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

We may not be able to pursue patent coverage of our current or future product candidates in all countries. Filing, prosecuting and defending patents on current or future product candidates in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where intellectual property rights enforcement is not as strong as that in the United States. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our rights under patents that we might obtain in the future.

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

Assuming that our product candidates prove to be safe and effective in clinical trials, we expect that we will file for marketing approval for such product candidates in the United States and we may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or fail to receive applicable regulatory approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed and future potential revenue may be less than expected by investors and analysts.

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

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months from the date of filing, rather than the standard review period of ten months. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

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

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if a product no longer meets the criteria for orphan drug designation or if the product is sufficiently profitable so that market exclusivity is no longer justified.

Even if we obtain orphan drug exclusivity for one of our product candidates, that exclusivity may not effectively protect our product candidate from competition because different products having different chemical compositions can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek orphan drug designation for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

A breakthrough therapy designation and fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development, regulatory review or approval process, and each designation does not increase the likelihood that any of our product candidates will receive regulatory approval in the United States.

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

We may also seek fast track designation for some of our product candidates and, in the case of TNG908, we were granted fast track designation by the FDA in the first quarter of 2022. If a drug is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as the U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for conducting clinical trials or for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, the EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and enact statutory, regulatory and policy changes. Average review times at the FDA or other regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, the EMA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Since April 2021, the FDA has conducted limited inspections and employed remote interactive evaluations, using risk management methods, to meet user fee commitments and goal dates. Ongoing travel restrictions and other uncertainties continue to impact oversight operations abroad and it is unclear when standard operational levels will resume. The FDA is continuing to complete mission-critical work, prioritize other higher-tiered inspectional needs (e.g., for-cause inspections), and carry out surveillance inspections using risk-based approaches for evaluating public health. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.

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

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. See section entitled “Business – Current and future healthcare reform legislation.”

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

Separately, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or may not provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See section entitled “Business – Other healthcare laws.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including future sales of our product candidates (following regulatory approval of such therapy) by us or third-parties that we engage, were to be found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, our ability to operate our business and our results of operations could be adversely affected.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot, however, eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval and pharmacovigilance reporting obligations. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We plan to conduct clinical trials and enroll subjects in our planned or future clinical trials, and therefore we will be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. While we have commenced the process of implementing procedures to comply with the GDPR, compliance with these regulations will be a rigorous and time-intensive process that we expect will increase our cost of doing business and require us to change certain of our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, many countries interpret the application of the provisions of the GDPR in different manner, making compliance in certain countries and across the European Union challenging.

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

Risks Relating to Employee Matters and Managing Anticipated Growth

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

Recruiting and retaining qualified scientific, clinical, medical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific, medical and clinical personnel from universities and research institutions. Failure to succeed in clinical trials may make it more challenging to recruit and retain qualified scientific personnel.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers. In addition, in connection with our planned Phase 1/2 clinical trial, which we expect to initiate in the second quarter of 2022, we will have access to, and may store, clinical and health information of the patients participating in the trial.

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

Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level. For example, on March 2, 2021, Virginia enacted the Consumer Data Protection Act (the “CDPA”) and, on July 8, 2021, Colorado’s governor signed the Colorado Privacy Act (“CPA”), into law. The CDPA and the CPA will both become effective January 1, 2023. While the CDPA and CPA incorporate many similar concepts of the CCPA and CPRA, there are also several key differences in the scope, application, and enforcement of the law that will change the operational practices of regulated businesses. The new laws will, among other things, impact how regulated businesses collect and process personal sensitive data, conduct data protection assessments, transfer personal data to affiliates, and respond to consumer rights requests.

A number of other states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the European Union in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

Compliance with these and any other applicable privacy and data security laws and regulations is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition and results of operations.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, it could result in government enforcement actions (which could include civil or criminal penalties), private litigation, and/or adverse publicity and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we, our CRO operating our trials, or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information. Claims that we or such third-party have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2021, we had 91 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of December 31, 2021, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 40% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. The Company has performed an analysis of ownership changes through December 31, 2021, and determined that on February 6, 2017 and August 17, 2020, ownership changes had occurred. Based on this analysis, the Company’s ability to use its pre-change tax attributes to offset federal and state taxable income are subject to annual limitations and a portion of the attributes generated prior to February 6, 2017, will expire unutilized, which could potentially result in an increased future tax liability. The Company has adjusted its deferred tax assets and valuation allowance balance for the affected tax attribute carryforwards to reflect the expiration of the attributes.

Federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017 will not be subject to expiration. However, any such net operating loss carryforwards may only offset 80% of our annual taxable income in taxable years beginning after December 31, 2020. There is also a risk that due to regulatory changes, such as suspensions on the use of net operating loss carryforwards or other unforeseen reasons, our existing net operating loss carryforwards could expire or otherwise be unavailable to offset future income tax liabilities, including for state tax purposes. In future years, if and when a net deferred tax asset is recognized related to our net operating loss carryforwards, the changes in the carryforward/carryback periods as well as the new limitation on use of net operating loss carryforwards may significantly impact our valuation allowance assessments for net operating loss carryforwards. For these reasons, we may not be able to utilize some portion of our net operating loss carryforwards, none of which are currently reflected on our balance sheet, even if we attain profitability.

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

Pursuant to our bylaws, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware, or the DGCL, or our certificate of incorporation or bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim governed by the internal affairs doctrine. We refer to the foregoing provision as the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our bylaws further provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We refer to such provision as the Federal Forum Provision. Our bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock is deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The Delaware Forum Provision and the Federal Forum Provision in our bylaws may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection clauses may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. While the Delaware Supreme Court and courts in other states have upheld federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on us and/or our stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the federal district courts of the United States may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations. We can face serious consequences for violations.

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners and representatives from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We have, and we expect we will continue to, engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, representatives or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.

We are exposed to the risk that our employees, principal investigators, CROs and consultants may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or disclosure of unauthorized activities to us that violate the regulations of the FDA and other regulatory authorities, including those laws requiring the reporting of true, complete and accurate information to such authorities; healthcare fraud and abuse laws and regulations in the United States and abroad; or laws that require the reporting of financial information or data accurately. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use of information obtained in the course of clinical trials or creating fraudulent data in our preclinical studies or clinical trials, which could result in regulatory sanctions and cause serious harm to our reputation. We have adopted a code of conduct applicable to all of our employees, but it is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. Additionally, we are subject to the risk that a person could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, imposition of a monitor, possible exclusion from participation in federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

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

• changes in the structure of healthcare payment systems and third-party reimbursement decisions;

• market conditions in the pharmaceutical and biotechnology sectors;

• limited trading volume;

• future sales of common stock by our officers, directors and significant stockholders;

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price target for our stock or publish inaccurate or unfavorable evaluations of our company or our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock or fail to publish reports covering our company regularly, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. In addition, if we are the subject of negative publicity, whether from an analyst, academic, industry group or the general or financial press, our stock price may decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine (where a vendor that performs chemistry related work on our pre-clinical product candidates is located) and, while we do not otherwise have direct exposure to Ukraine, our business and results of operations may be impacted based upon the events taking place there. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares at the price you paid.

Although our common stock is listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may be unable to sell their shares.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters is located at 100 Binney Street, Cambridge, Massachusetts, where we lease and occupy approximately 22,383 square feet of office and laboratory space. The term of our amended lease with respect to this facility expires on October 15, 2022, however, under certain circumstances, this lease may terminate on an earlier date.

In September 2019, we entered into a new lease to move our corporate headquarters to 201 Brookline Avenue, Boston, Massachusetts, where we will lease and occupy approximately 64,805 square feet of office and laboratory space. The leased space is currently undergoing construction. The term of the new lease is ten years from the rent commencement date, which is expected to occur in the second half of 2022.

Item 3. Legal Proceedings

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on The Nasdaq Global Market under the symbol "TNGX".

Holders of Common Stock

As of March 4, 2022, there were approximately 61 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number of stockholders of record.

Dividend Policy

We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business. We have never declared or paid cash dividends on our common stock, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, on our common stock will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

The information required by Item 701 of Regulation S-K was previously included in our Quarterly Report on Form 10-Q filed on November 9, 2021.

Use of Proceeds

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

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Unless otherwise indicated, references in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “Tango,” “we,” “us,” “our” and other similar terms refer to our wholly-owned subsidiary Tango Therapeutics Sub, Inc. and its subsidiary prior to the closing of the business combination with BCTG Acquisition Corp. and to Tango Therapeutics, Inc. and its consolidated subsidiaries after giving effect to the Business Combination.

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

Our lead program, TNG908, a protein arginine methyl transferase 5, or PRMT5, inhibitor is synthetic lethal with MTAP deletion, is being developed as a treatment for cancers with MTAP deletions. MTAP deletions occur in 10% to 15% of all human cancers. In preclinical studies, TNG908 demonstrated 15-fold greater potency in cells with MTAP deletions than those without and showed strong regressions in multiple cancer types. In the first quarter of 2022, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for the Phase 1/2 clinical trial and granted Fast Track designation to TNG908. We plan to initiate a Phase 1/2 clinical trial in the second quarter of 2022. Our Target 3 program, an undisclosed synthetic lethal target, reverses the immune evasion effect of serine-threonine kinase 11 (STK11) loss-of-function mutations. In animal models, the combination of Target 3 with a PD1 inhibitor sustained strong tumor regressions and the induction of immune memory against re-implantation of tumors. We expect to advance a development candidate in the second quarter of 2022 and file an IND in 2023. We are also developing a ubiquitin-specific protease 1, or USP1, inhibitor that is synthetic lethal with BRCA1 and BRCA2-mutant tumors. In vitro and in vivo preclinical data for USP1 demonstrated potent anti-tumor activity. We expect this molecule to have both single agent activity in PARPi-naïve and PARPi-resistant BRCA1/2 mutant cancers and to synergize with PARP inhibitors. We anticipate declaring a development candidate in the second half of 2022 and filing an IND for this program in 2023.

Business Combination

On April 13, 2021, the Company, BCTG Merger Sub Inc., a Delaware corporation, and Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc., or “Old Tango”) signed a definitive merger agreement, or the Merger Agreement, memorializing the terms of BCTG’s acquisition of 100% of Old Tango’s issued and outstanding equity securities in exchange for $550.0 million worth of consideration in the form of BCTG common stock, or the Business Combination. The Business Combination was approved on August 9, 2021 by shareholders of BCTG, resulting in BCTG acquiring 100% of our issued and outstanding equity securities on August 10, 2021. Upon the closing of the Business Combination, BCTG Merger Sub Inc. merged with and into Tango, with Tango as the surviving company in the Merger, and BCTG changed its name to “Tango Therapeutics, Inc.”, or New Tango. For additional information on the Business Combination, see Note 3 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We received gross proceeds of $167.1 million upon the closing of the Business Combination. Simultaneous with the closing of the Business Combination, Tango entered into agreements with certain investors, the PIPE Investors, pursuant to which these PIPE Investors purchased 18,610,000 shares of our common stock at $10.00 per share, for aggregate gross proceeds of $186.1 million, upon the closing of the PIPE financing. Total transaction costs and redemptions totaled $26.9 million, resulting in total net proceeds of $326.3 million.

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

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. Since our inception, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead Sciences, Inc., or Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and PIPE Financing transactions (as described below) and another $212.1 million through our collaboration with Gilead.

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2021 of $485.3 million will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. Since inception, we have incurred significant operating losses. For the years ended December 31, 2021 and 2020, our net losses were $58.2 million and $52.0 million, respectively. We had an accumulated deficit of $161.3 million as of December 31, 2021. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities.

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

Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our therapies, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Collaboration Agreements with Gilead Sciences

In October 2018, we entered into a collaboration agreement with Gilead, or the 2018 Gilead Agreement. Pursuant to the terms of the 2018 Gilead Agreement, we received an initial upfront payment of $50.0 million. The upfront payment was initially recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied.

In July 2019, Gilead licensed a program from us, and also separately contracted for additional services related to the program through a letter agreement. By December 2019, we had substantially completed our required obligations under the license and side letter agreement, and as a result, recognized $9.4 million of revenue. By December 2020, all remaining obligations under the license and side letter agreement were completed, resulting in the recognition of the remaining consideration of $0.7 million of revenue.

In August 2020, the 2018 Gilead Agreement was expanded into a broader collaboration via an amended and restated research collaboration and license agreement, or the Gilead Agreement. Pursuant to the terms of the Gilead Agreement, we received an upfront payment of $125.0 million. Consistent with the treatment of the previously received upfront payment, this upfront payment was recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied.

In December 2020 and September 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. A total of $10.0 million of fees related to the research extensions have not been received as of December 31, 2021 as these were determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset, however, we determined that achievement of the entire research extension fees was probable and that a significant reversal in the amount of cumulative revenue recognized would not occur.

In April 2021, Gilead licensed a program for an $11.0 million fee. The $11.0 million license fee was received and recognized as revenue in the second quarter of 2021 since we have no continued involvement in the advancement of the program, Gilead can benefit from the license on its own and the license is separately identifiable from the research services.

As of December 31, 2021, $50.3 million has been recognized as collaboration revenue related to the upfront and research extension payments from the Gilead Agreement.

During the years ended December 31, 2021 and 2020, we recognized $26.0 million and $7.0 million, respectively, of collaboration revenue associated with the Gilead Agreements based on performance completed during each period.

Refer to Note 2 and Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

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
•
costs related to manufacturing material for our preclinical and clinical studies;
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

Our direct external research and development expenses consist primarily of fees paid to CROs and outside consultants in connection with our preclinical and clinical development and manufacturing activities. Our direct external research and development expenses also include fees incurred under license agreements. We track these external research and development costs on a program-by-program basis once we have identified a product candidate.

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

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2021	2020
	(in thousands)
TNG908 direct program expenses	$11,012	$9,548
USP1 direct program expenses	8,009	4,594
Discovery direct program expenses	28,031	13,365
Unallocated research and development expenses:
Personnel related expenses	21,276	12,937
Facilities and other related expenses	9,308	9,547
Total research and development expenses	$77,636	$49,991

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
•
commercializing product candidates, if and when approved, whether alone or in collaboration with others; and
•
continued acceptable safety profile of products following any regulatory approval.

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

Other Income (Expense), Net

Interest Income

Interest income consists of income earned and losses incurred in connection with our investments in money market funds, U.S. Treasury bills and U.S. government agency bonds.

Other (Expense) Income, Net

Other (expense) income, net consists of miscellaneous income and expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We have recorded a provision for income taxes in the amount of $0.3 million for the year ended December 31, 2021. There was no provision for income taxes for the year ended December 31, 2020 because we have historically incurred net operating losses and maintain a full valuation allowance against our deferred tax assets.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Collaboration revenue	$26,042	$6,972	$19,070
License revenue	11,000	684	10,316
Total revenue	37,042	7,656	29,386
Operating expenses:
Research and development	77,636	49,991	27,645
General and administrative	17,596	9,865	7,731
Total operating expenses	95,232	59,856	35,376
Loss from operations	(58,190)	(52,200)	(5,990)
Other income (expense), net:
Interest income	495	108	387
Other (expense) income, net	(248)	120	(368)
Total other income, net	247	228	19
Loss before income taxes	(57,943)	(51,972)	(5,971)
Provision for income taxes	(292)	—	(292)
Net loss	(58,235)	(51,972)	(6,263)
Net loss and comprehensive loss	$(59,017)	$(51,965)	$(7,052)

Collaboration Revenue

Collaboration revenue of $26.0 million and $7.0 million for the years ended December 31, 2021 and 2020, respectively, was derived from the Gilead collaboration. The increase of $19.1 million is primarily due to the charge against revenue of $11.3 million in the third quarter of 2020 driven by a cumulative catch-up adjustment to the revenue previously recognized from the Gilead collaboration due to a change to the transaction price resulting from the execution of the Gilead Agreement as well as incremental costs incurred during the year ended December 31, 2021 resulting in greater collaboration revenue recognition.

License Revenue

License revenue of $11.0 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively, was derived from the Gilead collaboration. The increase of $10.3 million is primarily due to Gilead licensing a program for $11.0 million during the second quarter of 2021 as compared to residual 2019 Gilead Letter Agreement revenue of $0.7 million recognized during the year ended December 31, 2020.

Research and Development Expenses

Research and development expense was $77.6 million for the year ended December 31, 2021 compared to $50.0 million for the year ended December 31, 2020. The increase of $27.6 million was primarily due to a $18.6 million increase in external CRO expenses and lab supplies primarily relating to the advancement of our programs. Additionally, personnel-related costs increased $6.8 million primarily due to an increase of share-based compensation expense and additional headcount to support our research and development activities, as well as a $2.5 million increase in IT spend, consulting and professional fees.

General and Administrative Expenses

General and administrative expense was $17.6 million for the year ended December 31, 2021 compared to $9.9 million for the year ended December 31, 2020. The increase of $7.7 million was primarily due to a $4.8 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount, as well as a $1.4 million increase in consulting and professional fees.

Interest Income

Interest income was $0.5 million for the year ended December 31, 2021 compared to $0.1 million for the year ended December 31, 2020. The increase of $0.4 million was primarily due to an increase in cash invested and interest rates in 2021 as compared to 2020.

Other (Expense) Income, Net

Other expense, net was $0.2 million for the year ended December 31, 2021 compared to other income of $0.1 million for the year ended December 31, 2020. Other (expense) income was not significant for both the years ended December 31, 2021 and 2020.

Provision for Income Taxes

Provision for income taxes was $0.3 million for the year ended December 31, 2021 compared to $0 for the year ended December 31, 2020. The increase of $0.3 million is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of equity in the form of stock and from the proceeds received from our collaboration with Gilead. To date, we have raised an aggregate of $166.9 million of gross proceeds from the private placement of preferred shares, $342.1 million of gross proceeds from the Business Combination and PIPE Financing transactions, and $212.1 million through the collaboration and license agreement with Gilead. As of December 31, 2021, we had cash and cash equivalents and marketable securities of $485.3 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2021 of $485.3 million will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our cash flows for each of the years presented:

	Year Ended December 31,
	2021	2020	Change
	(in thousands)
Net cash (used in) provided by operating activities	$(59,527)	$70,074	$(129,601)
Net cash used in investing activities	(183,434)	(145,466)	(37,968)
Net cash provided by financing activities	357,325	80,884	276,441
Net increase in cash, cash equivalents and restricted cash	$114,364	$5,492	$108,872

Operating Activities

Net cash used in operating activities was $59.5 million for the year ended December 31, 2021 compared to net cash provided by operating activities of $70.1 million for the year ended December 31, 2020. The net cash used in operations for the year ended December 31, 2021 was primarily driven by the net loss of $58.2 million as a direct result of higher operating expenses related to the advancement of our programs and personnel-related costs. The net cash provided by operations for the year ended December 31, 2020 was primarily driven by a $125.0 million non-refundable upfront payment received from Gilead that was recorded as deferred revenue in 2020 and was partially offset by a net loss of $52.0 million.

Investing Activities

Net cash used in investing activities was $183.4 million for the year ended December 31, 2021 compared to net cash used in investing activities of $145.5 million for the year ended December 31, 2020. The increase in cash used in investing activities was primarily due to increased purchases of marketable securities and was partially offset by an increase in sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $357.3 million for the year ended December 31, 2021 compared to net cash provided by financing activities of $80.9 million for the year ended December 31, 2020. The increase in net cash provided by financing activities for the year ended December 31, 2021 was primarily due to net proceeds of $326.3 million received upon the closing of the Business Combination and PIPE Financing in August 2021, as well as $30.0 million in proceeds related to the issuance of shares of redeemable convertible Series B preferred stock in March 2021. The net cash provided by financing activities for the year ended December 31, 2020 was primarily due to net proceeds of $30.0 million related to the issuance of shares of redeemable convertible Series B preferred stock in April 2020 and net proceeds of $51.2 million related to the issuance of shares of redeemable convertible Series-B-1 preferred stock in August 2020.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2021 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,572	$1,572	$—	$—	$—
Total	$1,572	$1,572	$—	$—	$—

The commitment amounts in the table above reflect the minimum payments due under our amended operating lease for office and laboratory space at our 100 Binney Street, Cambridge, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at December 31, 2021. In November 2021, we entered into a lease termination agreement for our leased office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease termination agreement is a modification of the lease agreement for these premises that provides, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date, for which the earlier date shall be no later than October 15, 2022. Refer to Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of the impact resulting from the lease termination agreement.

The table does not include the minimum payments due under our new operating lease for office and laboratory space at the 201 Brookline Avenue, Boston, Massachusetts as we have not occupied the premises and the lease payments in connection with this lease are yet to commence as of December 31, 2021. Commitments pertaining to the 201 Brookline Avenue lease will be added to the table above, and also recognized as operating lease liabilities on our balance sheet upon achievement of the new lease commencement date. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2021.

License Agreement Obligations

We have also entered into license agreements under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under these agreements in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of December 31, 2021 and December 31, 2020, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 9 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a description of our license agreements.

Critical Accounting Policies and Significant Judgments and Estimates

Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances and at the time these estimates are made, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on an ongoing basis. Some of the judgments and estimates we make can be subjective and complex. Our actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the consolidated financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation

We estimate the fair value of our stock option awards using the Black-Scholes method utilizing the “simplified method,” for determining the expected life of the award, which is based on the mid-point between the vesting date and the end of the contractual term as all options granted after becoming a public entity will be granted “at-the-money.” We determine the volatility for options granted based on an analysis of reported data for a peer group of companies. The expected volatility of granted options has been determined using a weighted-average of the historical volatility measures of this peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The fair value of each share of common stock underlying stock-based awards is based on the closing price of our common stock as reported by Nasdaq on the date of grant. The risk-free interest rate utilized in our calculations is based on a treasury instrument whose term is consistent with the expected life of the stock options. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

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

Recently Adopted Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements and related notes appearing elsewhere in this this Annual Report on Form 10-K.

Emerging Growth Company and Smaller Reporting Company Status

We are an “emerging growth company,” under the JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of delayed adoption of new or revised accounting standards and, therefore, we will be subject to the same requirements to adopt new or revised accounting standards as private entities. As an emerging growth company, we may take advantage of certain exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an emerging growth company:

•
we may present only two years of audited financial statements and only two years of related Management’s Discussion and Analysis of Financial Condition and Results of Operations in our periodic reports and registration statements, including this Annual Report on Form 10-K;
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

We are also a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates is less than $700 million and our annual revenue was less than $100 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $485.3 million and $190.3 million as of December 31, 2021 and December 31, 2020, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 8. Financial Statements and Supplementary Data.

Our consolidated financial statements, together with the report of the independent registered public accounting firm, are appended to this Annual Report on Form 10-K and an index of those consolidated financial statements can be found beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2021.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2021 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management, including our Chief

Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies."

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The following sets forth certain information, as of February 1, 2022, concerning our directors and executive officers.

Name	Age	Position
Barbara Weber, M.D.	65	President, Chief Executive Officer and Class III Director
Daniella Beckman	43	Chief Financial Officer
Alan Huang, Ph.D.	49	Chief Scientific Officer
Marc Rudoltz, M.D.	58	Chief Medical Officer
Douglas Barry	52	General Counsel, Chief Compliance Officer and Corporate Secretary
Alexis Borisy	50	Class III Director and Chair
Lesley Calhoun	56	Class I Director
Aaron Davis	43	Class III Director
Reid Huber, Ph.D.	50	Class I Director
Malte Peters, M.D.	59	Class II Director
Mace Rothenberg, M.D.	65	Class II Director

Executive Officers

Barbara Weber, M.D. has served as our President and Chief Executive Officer since March 2017. Dr. Weber has been a Venture Partner at Third Rock Ventures since March 2015. Previously, Dr. Weber served as Senior Vice President, Oncology Translational Medicine, Novartis from 2009 to 2015, Vice President, Oncology, GSK from 2005 to 2009 and Professor, Medicine and Genetics, University of Pennsylvania from 1994 to 2005. Dr. Weber has served on the board of directors of Revolution Medicines, Inc. (NASDAQ: RVMD), a biotechnology company, since April 2018, Fog Pharma, a private biopharmaceutical company, since October 2018, and OPY Acquisition Corp. I (NASDAQ: OHAA), a special purpose acquisition company, since October 2021. Dr. Weber received a B.S. in Chemistry and an M.D. from the University of Washington, was a resident in internal medicine at Yale University and fellow in Medical Oncology at the Dana Farber Cancer Institute. We believe Dr. Weber qualifies to serve on our board based on her position as our President and Chief Executive Officer, her leadership experience and her extensive experience in the biopharmaceutical industry.

Daniella Beckman has served as our Chief Financial Officer since September 2019 and served as our interim Chief Financial Officer from October 2016 to August 2019. Prior to joining us, she provided consulting and interim chief financial officer services for early-stage biotechnology companies since November 2015. Previously, Ms. Beckman was the Chief Financial Officer of Idenix Pharmaceuticals, Inc., a biopharmaceutical company, from June 2011 until it was acquired by Merck & Co., Inc., a pharmaceutical company, in August 2014. Ms. Beckman has served on the board of directors of Translate Bio, Inc., a clinical-stage mRNA therapeutics company, since October 2017, and currently serves on the board of directors of Vor Biopharma Inc. (NASDAQ: VOR), a cell therapies company, since July 2020, on the board of directors of 5:01 Acquisition Corp (NASDAQ: FVAM), a special purpose acquisition company, since October 2020, and on the board of directors of Blueprint Medicines Corporation (NASDAQ: BPMC), a global precision therapy company, since December 2021. Ms. Beckman holds a B.S. in business administration-accounting from Boston University.

Alan Huang, Ph.D., has served as our Chief Scientific Officer since April 2018. Before being appointed as Chief Scientific Officer, Dr. Huang served as Senior Vice President, Head of Biology. From 2016 to 2017, he served as a consultant at Third Rock Ventures. Previously, Dr. Huang was Senior Director and interim Global Head of Oncology Translational Research at Novartis Institute for Biomedical Research. Prior to joining Novartis, Dr. Huang was a senior scientist at Millennium Pharmaceuticals, Inc. Dr. Huang obtained his B.S. in biochemistry from Fudan University and his doctorate in biochemistry & molecular biology from the University of South Alabama. He completed a postdoctoral fellowship at Schepen’s Eye Research Institute of Harvard Medical School.

Marc Rudoltz, M.D. has served as our Chief Medical Officer since October 2021. From December 2012 through October 2021, Dr. Rudoltz was the founder and served as the principal of MSR Healthcare Consultants LLC, which provides clinical, regulatory, business development, and organizational (executive) management support to companies in the pharmaceutical and biotechnology industry. In his capacity as principal at MSR Healthcare Consultants, Dr. Rudoltz served as interim Chief Medical Officer for a number of companies including Deciphera Pharmaceuticals, and Constellation Pharmaceuticals and as a clinical consultant for Blueprint Medicines. Prior to December 2012, he worked in clinical development roles for several companies, including Novartis where he played a role in the development and commercialization of imatinib (Gleevec®) and nilotinib (Tasigna®). Dr. Rudoltz obtained his B.S. in Chemical Biology from the Massachusetts Institute of Technology and M.D. from SUNY-Upstate Medical University. He completed his residency training in Radiation Oncology at Thomas Jefferson University followed by fellowship training in Cancer Biology at the University of Pennsylvania.

Douglas Barry has served as our General Counsel, Chief Compliance Officer and Corporate Secretary since August 2021. Mr. Barry has been practicing law for over 20 years, and joins Tango from Alexion Pharmaceuticals, a biopharmaceutical company the develops and commercializes therapies that serve patients affected by certain rare diseases, where he served as Vice President of Corporate Law from May 2018 to July 2021. Prior to Alexion, he was Associate General Counsel at Alere Inc., a manufacturer and seller of point-of-care diagnostic equipment, from 2015 to March 2018 (Alere was acquired by Abbott Laboratories in 2018). Earlier in his career, Mr. Barry spent 10 years as an attorney in the corporate department at Wilmer Cutler Pickering Hale and Dorr LLP. Mr. Barry has a B.A. degree in Political Science from Hobart College, a Master’s degree from University of Virginia in International Relations and a juris doctor from Northwestern University School of Law.

Non-Employee Directors

Alexis Borisy has served as a member of our board of directors since our founding in 2017 and as the chairman of the board of directors since August 2021. Since June 2019, Mr. Borisy has served as Chief Executive Officer and Chairman of EQRx, Inc., a biotechnology company. From 2010 to June 2019, Mr. Borisy was a partner at Third Rock Ventures, a series of venture capital funds investing in life science companies. Mr. Borisy co-founded Blueprint Medicines Corporation (NASDAQ: BPMC), a biopharmaceutical company, and served as its Interim Chief Executive Officer from 2013 to 2014 and has served as a member of its board of directors since 2011. Mr. Borisy co-founded Foundation Medicine, Inc. and served as its Interim Chief Executive Officer from 2009 to 2011 and served as a member of its board of directors from 2009 to July 2018, until its acquisition by Roche. In addition, during the past five years Mr. Borisy has served as a member of the board of directors of various public companies, including Relay Therapeutics, Inc. (NASDAQ: RLAY), Revolution Medicines, Inc. (NASDAQ: RVMD), Magenta Therapeutics, Inc. (NASDAQ: MGTA) and Editas Medicine, Inc. (NASDAQ: EDIT). Mr. Borisy received an A.B. in Chemistry from the University of Chicago and an A.M. in Chemistry and Chemical Biology from Harvard University. We believe Mr. Borisy’s extensive experience as an executive of, and working with and serving on the boards of directors of, multiple biopharmaceutical and life sciences companies, his educational background and his experience working in the venture capital industry provide him with the qualifications and skills necessary to serve as a member of our board of directors.

Lesley Ann Calhoun has served as a member of our board of directors since March 2021. Since June 2020, Ms. Calhoun has served as Executive Vice President and Chief Financial Officer at Aligos Therapeutics, Inc., a clinical stage biopharmaceutical company. From August 2016 to June 2020, Ms. Calhoun served as Senior Vice President of Finance & Administration and Chief Accounting Officer at Global Blood Therapeutics, Inc. From January 2013 to September 2015, Ms. Calhoun served as Vice President of Finance at Hyperion Therapeutics, Inc., a commercial pharmaceutical company, which was acquired by Horizon Pharma plc, a biopharmaceutical company, in May 2015. Prior to Horizon Pharma, Ms. Calhoun served as Senior Director of Finance and Corporate Controller at Theravance, Inc., a biopharmaceutical company, from August 2005 to January 2013. Prior to Theravance, Ms. Calhoun held various senior finance positions of increasing responsibility where she oversaw all aspects of finance and accounting operations for U.S. and multinational, publicly-traded and pre-IPO stage technology companies and in the biopharmaceutical industry. Earlier in her career, Ms. Calhoun was a member of the audit practice of Deloitte & Touche LLP from 1989 to 2001. Ms. Calhoun holds a B.S. in business administration with a concentration in accounting from San Francisco State University and is a Certified Public Accountant (inactive). We believe that Ms. Calhoun’s financial and accounting expertise and her experience in the finance and life sciences industries qualify her to serve as a member of our board of directors.

Aaron Davis has served as a member of our board of directors since April 2020. Mr. Davis is Co-Founder and Chief Executive Officer of Boxer Capital, LLC. After joining Tavistock Group as Portfolio Manager in 2005, Mr. Davis scaled Tavistock Group’s public healthcare investing activities and founded Boxer Capital, LLC. Prior to the Business Combination, Mr. Davis was the Chairman and Chief Executive Officer of BCTG Acquisition Corp., our predecessor company. Mr. Davis is a Member of the Board of Directors of iTeos Therapeutics, Inc. (NASDAQ: ITOS), Mirati Therapeutics Inc. (NASDAQ: MRTX), and Rain Therapeutics Inc. (NASDAQ: RAIN). From 2006 to 2008, Mr. Davis served as a director of Kalypsys, Inc., and from 2000 to 2004, Mr. Davis worked in the Global Healthcare Investment Banking and Private Equity Group at

UBS Warburg, LLC. Mr. Davis received an M.A. degree in biotechnology from Columbia University and a B.B.A. degree in finance from Emory University. We believe that Mr. Davis is qualified to serve as a member of our board of directors because of his experience serving as a director of biotechnology companies and as a manager of funds specializing in the area of life sciences. We believe that Mr. Davis’s experience serving as a director of multiple biotechnology companies and his knowledge of funds specializing in the area of life sciences makes him qualified to serve as a member of our board of directors.

Reid M. Huber, Ph.D., has served as a member of our board of directors since July 2019. Dr. Huber has served as a Partner at Third Rock Ventures since December 2018. From April 2014 to December 2018, Dr. Huber served as Executive Vice President and Chief Scientific Officer at Incyte Corporation, a pharmaceutical company. From 2002 to 2014, Dr. Huber held various roles of increasing responsibility at Incyte. Prior to joining Incyte, Dr. Huber held scientific research positions at DuPont Pharmaceuticals and Bristol-Myers Squibb from 1997 to 2002. Dr. Huber has served on the board of directors of Bellicum Pharmaceuticals, Inc. (NASDAQ: BLCM) since October 2014 and also currently serves on the board of MOMA Therapeutics, Asher Bio, Insitro and The American Cancer Society. Dr. Huber received his Ph.D. in molecular genetics from the Washington University School of Medicine and held pre- and post-doctoral fellowships at the National Institutes of Health. We believe that Dr. Huber’s extensive background in the pharmaceutical industry and senior management experience qualify him to serve on our board of directors.

Malte Peters, M.D., has served on our board of directors since September 2018. Since March 2020, Dr. Peters has served as Chief Research and Development Officer of MorphoSys AG, a biopharmaceutical company, and prior to that served as its Chief Development Officer and member of its management board since March 2017. Prior to his time at MorphoSys, Dr. Peters served as the Global Head of Clinical Development of the Biopharmaceuticals Business Unit at Sandoz International. From 2004 to 2015, he served as Clinical Head and Site Head for Basel and East Hanover in the Department of Oncology Translational Medicine at Novartis. Dr. Peters has also held teaching appointments in Internal Medicine and Biochemistry at the University of Mainz, Germany, served as Research Scientist at the Amgen Research Institute in Toronto, Canada, as Director of Cancer Research at Merck KGaA and as Medical Director at Micromet AG. Dr. Peters received his Doctor of Medicine from the Freie Universität Berlin, Germany, and was trained at the Universities of Padova, Italy, and Bochum and Berlin, Germany. After scientific work at different universities he habilitated in Internal Medicine at the University of Mainz, Germany. We believe Dr. Peters’ extensive knowledge of the biotechnology industry makes him qualified to serve on our board of directors.

Mace Rothenberg, M.D., has served on our board of directors since March 2021. Dr. Rothenberg was previously at Pfizer, Inc., a pharmaceutical company, where he served as Chief Medical Officer and Head of Worldwide Medical and Safety from 2019 to 2021, Chief Development Officer for Oncology from 2016 to 2018, and Senior Vice President for Clinical Development and Medical Affairs for Pfizer Oncology from 2008 to 2016. Prior to joining Pfizer, Dr. Rothenberg spent 25 years in academia, serving on the faculties of the University of Texas Health Science Center — San Antonio and Vanderbilt University Medical Center. Dr. Rothenberg is a fellow of the American College of Physicians and the American Society of Clinical Oncology and is board-certified in Internal Medicine and Medical Oncology. Dr. Rothenberg has been a member of the board of directors of Surrozen, Inc., a biotechnology company discovering and developing drug candidates to selectively modulate the Wnt pathway, since May 2021 and Aulos Bioscience, a privately-held immuno-oncology company, since March 2021. Dr. Rothenberg received his B.A. from the University of Pennsylvania, his M.D. from the New York University School of Medicine, completed his residency in Internal Medicine at Vanderbilt University and his fellowship in Medical Oncology at the National Cancer Institute. We believe Dr. Rothenberg’s industry experience and life science expertise make him qualified to serve on our board of directors.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Our Board of Directors

Our board of directors is divided into three staggered classes of directors, with each director assigned to one of the three classes. At each annual meeting of our stockholders, a class of directors will be elected for a three-year term to succeed the directors of the same class whose terms are then expiring. The terms of the directors will expire upon the election and qualification of successor directors at the annual meeting of stockholders to be held during the year 2022 for Class I directors, 2023 for Class II directors and 2024 for Class III directors. Lesley Calhoun and Reid Huber currently serve as our Class I directors, Malte Peters and Mace Rothenberg currently serve as our Class II directors and Alexis Borisy, Aaron Davis and Barbara Weber currently serve as our Class III directors.

Our certificate of incorporation and bylaws provide that the number of directors shall be fixed solely and exclusively by a resolution adopted from time to time by our board of directors.

The division of our board of directors into staggered classes may delay or prevent stockholder efforts to effect a change of our management or a change in our control.

Committees of the Board of Directors

Our board of directors has established three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which operates pursuant to a written charter adopted by our board of directors. The current members of our audit committee are Lesley Calhoun, Mace Rothenberg and Alexis Borisy, and Lesley Calhoun serves as the chairperson of the audit committee. The current members of our compensation committee are Malte Peters, Mace Rothenberg and Alexis Borisy, and Malte Peters is the chairperson of the compensation committee. The current members of our nominating and corporate governance committee are Reid Huber, Aaron Davis, and Lesley Calhoun, and Reid Huber is the chairperson of the nominating and corporate governance committee.

Audit Committee

The audit committee currently consists of Lesley Calhoun, Mace Rothenberg and Alexis Borisy. Our board has determined that each member of our audit committee is independent under Nasdaq listing standards and Rule 10A-3(b)(1) under the Exchange Act. The chairperson of the audit committee is Lesley Calhoun. Our board has determined that Lesley Calhoun is an “audit committee financial expert” within the meaning of SEC regulations. Our board has also determined that each member of the audit committee has the requisite financial expertise required under the applicable requirements of Nasdaq. In arriving at this determination, our board has examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The primary purpose of our audit committee is to discharge the responsibilities of our board of directors with respect to our accounting, financial, and other reporting and internal control practices and to oversee the independent registered accounting firm. Specific responsibilities of our audit committee include:

•	helping our board of directors oversee corporate accounting and financial reporting processes;

•	managing the selection, engagement and qualifications of a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

•	helping to ensure the independence and performance of the independent registered public accounting firm;

•

discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

•	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

•

reviewing policies on financial risk assessment and financial risk management, as well as discussing with management the guidelines and policies that govern the process by which the Company's exposure to risk is assessed and managed by management;

•	reviewing related party transactions;

•

obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

•	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Compensation Committee

Our compensation committee currently consists of Malte Peters, Mace Rothenberg and Alexis Borisy. Our board has determined each member of our compensation committee is a “non-employee director” as defined in Rule 16b-3 promulgated under the Exchange Act. The chairperson of the compensation committee is Malte Peters. The primary purpose of our compensation committee is to discharge the responsibilities of our board of directors to oversee our compensation policies, plans and programs and to review and determine the compensation to be paid to our executive officers, directors and other senior management, as appropriate.

Specific responsibilities of our compensation committee include:

•	reviewing and approving, or recommending that our board approve, the compensation of our executive officers and senior management;

•	reviewing and recommending to our board the compensation of our directors;

•	administering our stock and equity incentive plans;

•	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

•

reviewing, approving, amending and terminating, or recommending that our board approve, amend or terminate, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

•	reviewing and establishing general policies relating to compensation and benefits of our employees; and

•	reviewing our overall compensation philosophy.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee has at any time during the prior three years been one of our officers or employees. None of our named executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our board of directors or compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee currently consists of Reid Huber, Aaron Davis, and Lesley Calhoun. Our board has determined each member is independent under Nasdaq listing standards. The chairperson of the nominating and corporate governance committee is Reid Huber.

Specific responsibilities of our nominating and corporate governance committee include:

•	identifying, evaluating and selecting, or recommending that our board approve, nominees for election to our board;

•	evaluating the performance of our board and of individual directors;

•	evaluating the adequacy of our corporate governance practices and reporting;

•	reviewing management succession plans; and

•	developing and making recommendations to our board regarding corporate governance guidelines and matters.

Role of Our Board of Directors in Risk Oversight

One of the key functions of our board of directors is informed oversight of our risk management process. Our board does not have a standing risk management committee, but rather administers this oversight function directly through our board as a whole, as well as through various standing committees of our board that address risks inherent in their respective areas of oversight. In particular, our board is responsible for monitoring and assessing strategic risk exposure and our audit committee is responsible for considering and discussing our major financial risk exposures and the steps our management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. Our audit committee also monitors compliance with legal and regulatory requirements. Our compensation committee assesses and monitors whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Code of Ethics

We have adopted a Code of Conduct that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The Code of Conduct is available on our website at https://www.tangotx.com under “Investors – Corporate Governance”. Information contained on or accessible through such website is not a part of this Annual Report on Form 10-K, and the inclusion of the website address in this prospectus is an inactive textual reference only.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct and disclose any amendments to the Code of Conduct by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of Nasdaq, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Director Nomination Process

In considering candidates for Board membership, the Nominating and Corporate Governance Committee considers recommendations by: Nominating and Corporate Governance Committee members and other Board members; management; our shareholders; third-party search firms; and any other appropriate sources. If a shareholder submits a nominee, the Nominating and Corporate Governance Committee will evaluate the qualifications of such shareholder nominee using the same selection criteria the Committee uses to evaluate other potential nominees. Our bylaws contain provisions addressing the process by which a shareholder may recommend a person for consideration as a nominee for director at an annual meeting.

Our bylaws provide that stockholders seeking to nominate candidates for election as directors at our annual meeting of stockholders must provide timely notice of their intent in writing. To be timely, a stockholder’s written notice will need to be delivered to our principal executive offices not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day prior to the scheduled date of the annual meeting of stockholders. In the event that no annual meeting was held during the preceding year (as will be the case for our first annual meeting that will be held in 2022) or the annual meeting is advanced more than 30 days before, or more than 60 days after such anniversary date, a timely notice must be received not later than the close of business on the later of the 90th day prior to the scheduled date of such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made. Our bylaws also specify certain requirements as to the form and content of a stockholders’ notice. These provisions may preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders.

Pursuant to the terms of its charter, the Nominating and Corporate Governance Committee requires the following qualifications to be satisfied by any nominee for a position on the Board:

•
High standards of personal and professional ethics and integrity;
•
Proven achievement and competence in the nominee’s field and the ability to exercise sound business judgment;
•
Skills that are complementary to those of members of the existing Board;
•
The ability to assist and support management and make significant contributions to the Company’s success; and
•
An understanding of the fiduciary responsibilities required of a director and a commitment to devote the time and energy necessary to perform those responsibilities.

Item 11. Executive Compensation

Historically, our executive compensation program has reflected our growth and development-oriented corporate culture. To date, the compensation of our Chief Executive Officer and President and our other executive officers identified in the Summary Compensation Table below, who we refer to as the named executive officers, has consisted of a combination of base salary, bonuses and long-term incentive compensation in the form of stock options to purchase shares of our common stock. The Company awarded restricted stock to certain executives in 2017, and the restrictions on such awards have lapsed. Our named executive officers who are full-time employees, like all other full-time employees, are eligible to participate in our retirement and health and welfare benefit plans. As a publicly traded company, we plan to evaluate our compensation values and philosophy and compensation plans and arrangements as circumstances merit. At a minimum, we expect to review executive compensation annually with input from an independent compensation consultant. As part of this review process, we expect the board of directors and the compensation committee to apply our values and philosophy, while considering the compensation levels needed to ensure our executive compensation program remains competitive with our peers. In connection with our executive compensation program, we will also review whether we are meeting our retention objectives and the potential cost of replacing a key employee.

Tango has assembled a team of highly experienced senior leaders and oncology drug developers who combine a flexible and adaptive approach to drug development that follows cutting-edge science with the proven expertise of large pharmaceutical company drug discovery and development. The management team and the employees at Tango are what, we believe, will be the ultimate differentiator that sets us apart from the competition as we move our products toward the market. This is based on our innovative approach to target drug-discovery using synthetic lethality and our innovative capabilities and expertise in drug discovery, research and drug development. Building a management team to provide structure and direction will require retaining talent with proven leadership and results, extensive technical expertise, broad experience in building and constructing a drug development and commercialization organization, all the while establishing the broader vision of improving care and therapeutic options for cancer patients. Attracting, recruiting and hiring talent who have the requisite skill set, background and track record to lead and manage a growing business in a competitive environment is one of our primary goals.

Compensation Philosophy

Our compensation philosophy is focused on building a world-class research and development organization with deep experience and understanding in synthetic lethality in order that we may identify novel targets and develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Attracting and retaining executives and employees that position Tango to meet these objectives, particularly as we move toward initiating a Phase 1/2 clinical trial for TNG908 in the second quarter of 2022 (following the FDA's clearance of the IND application in the first quarter of 2022), is a paramount goal of the Company's compensation program. By building a talented and motivated organization around extraordinary leaders, we believe we can advance our product candidates, grow our pipeline and, ultimately, drive long-term and sustainable stockholder value creation.

Tango's compensation programs are designed by our Compensation Committee and our Board of Directors around the following imperatives:

•
Attract, Retain and Incentivize: We are committed to attracting and retaining industry-leading talented individuals and designing our compensation programs and pay-outs that incentivize our employees to achieve rigorous corporate and individual objectives that are important to our long-term business and success.
•
Performance-based compensation pay-outs: Rewarding performance is the keystone of our total compensation program. In our annual bonus program, performance is measured by research and development advances, operating and strategic and individual contributions. The amount actually earned is scaled with the achievement of these performance metrics.
•
Compensation structure competitive with peers: We believe that compensation paid by our peer companies matters when we determine overall compensation. We evaluate the practices of our peers to validate that we are competitive with other companies with whom we compete for talent.
•
Balanced combination of compensation components: We strive for an appropriate balance between cash and equity incentives. The rationale being that annual cash incentive motivates individuals to successfully execute on short-term financial and strategic objectives and equity incentives focus executives on the long-term success of the organization and align the interests of our executives with those of our stockholders.

Named Executive Officer Compensation

The following table shows the total compensation awarded to, earned by, or paid to during the years ended December 31, 2021 and 2020 to (1) our principal executive officer, (2) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended December 31, 2021 and were serving as executive officers as of such date.

Our named executive officers, or the NEOs, for 2021 who appear in the Summary Compensation Table are:

•	Barbara Weber, M.D., our President and Chief Executive Officer

•	Daniella Beckman, our Chief Financial Officer; and

•	Alan Huang, Ph.D., our Chief Scientific Officer

2021 Summary Compensation Table

Name and Principal Position	Year	Salary(1) ($)		Bonus ($)	Option Awards(7) ($)		Non-Equity Incentive Plan Compensation (9)($)	All Other Compensation ($)		Total ($)
Barbara Weber, M.D.(6)	2021	$513,685	(2)	$—	$10,719,769		$277,910	$4,609	(10)	$11,515,974
President, Chief Executive Officer and Director	2020	$491,617		$—	$227,622		$226,194	$12,788	(11)	$958,221
Daniella Beckman	2021	$377,945	(3)	$—	$2,630,841		$164,562	$3,317	(12)	$3,176,664
Chief Financial Officer	2020	$323,447	(4)	$—	$368,323	(8)	$131,828	$10,776	(13)	$834,374
Alan Huang, Ph.D.	2021	$394,793	(5)	$—	$1,649,121		$168,347	$3,396	(14)	$2,215,657
Chief Scientific Officer	2020	$373,806		$—	$70,566		$135,769	$9,376	(15)	$589,517

(1) Salary amount represents actual amounts paid during year noted. See “— Narrative to the Summary Compensation Table —Base Salaries” below.

(2) Dr. Weber earned a base salary of $506,479 for the period between January 1, 2021 and August 10, 2021. Upon the closing of Business Combination on August 10, 2021, her salary was increased to $526,000.

(3) Mrs. Beckman earned a base salary of $370,800 for the period between January 1, 2021 and August 10, 2021. Upon the closing of Business Combination on August 10, 2021, her salary was increased to $390,000.

(4) Mrs. Beckman earned a base salary of $288,000 for the period between January 1, 2020 and June 30, 2020, which reflected her part-time status. Upon her appointment to full-time on July 1, 2020, her salary was increased to $360,000. Her base salary and bonus were prorated to reflect her partial year of full-time employment from July 1, 2020 through December 31, 2020.

(5) Mr. Huang earned a base salary of $385,107 for the period between January 1, 2021 and August 10, 2021. Upon the closing of Business Combination on August 10, 2021, his salary was increased to $411,000.

(6) Dr. Weber also serves as a member of our board of directors but does not receive any additional compensation for her service as a director.

(7) In accordance with SEC rules, this column reflects the aggregate grant date fair value of the option awards granted during fiscal years 2021 and 2020 computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for share-based compensation transactions. These amounts do not reflect the actual economic value that will be realized by the named executive officer upon the vesting of the share options, the exercise of the share options or the sale of the common shares underlying such share options.

(8) The amounts reflected include an increase to Mrs. Beckman’s stock options to reflect her appointment full-time status, effective on July 1, 2020.

(9) Reflects performance-based cash bonuses awarded to our named executive officers. See “— Non-Equity Incentive Plan Compensation” below for a description of the material terms of the program pursuant to which this compensation was awarded.

(10) The amounts reported reflect $1,390 of commuter benefits and $3,219 for life & disability premiums that our company paid for on behalf of Dr. Weber.

(11) The amounts reported reflect $4,320 of commuter benefits, $2,865 of health benefits and life & disability insurance and $5,603 of expenses for phone services and home office expenses that our company paid for on behalf of Dr. Weber.

(12) The amounts reported reflect $1,390 of commuter benefits and $1,927 for life & disability premiums that our company paid for on behalf of Mrs. Beckman.

(13) The amounts reported reflect $4,320 of commuter benefits, $1,684 for life & disability premiums and $4,772 of expenses for phone services and home office expenses that our company paid for on behalf of Mrs. Beckman.

(14) The amounts reported reflect $1,390 of commuter benefits and $2,006 for life & disability premiums that our company paid for on behalf of Mr. Huang.

(15) The amounts reported reflect $4,320 of commuter benefits, $1,684 for life & disability premiums and $3,372 of expenses for phone services and home office expenses that our company paid for on behalf of Mr. Huang.

Narrative to the Summary Compensation Table

With respect to our 2021 compensation program, our board of directors reviewed compensation for all employees, including our named executive officers. In setting executive base salaries and bonuses and granting equity incentive awards, the board of directors considered compensation for comparable positions in the market, historical compensation level of our executives, individual performance as compared to our expectations and objectives, our desire to motivate employees to achieve short- and long-term results that are in the best interests of our stockholders and a long-term commitment to value creation for our company.

Our board of directors established a compensation committee, and delegated to such committee certain compensation-related functions for the Company in early 2021. Prior to establishing the compensation committee, the board of directors made compensation decisions with respect to our named executive officers.

When setting named executive officer compensation, our board of directors, and now our compensation committee, targets a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, bonus and long-term incentives.

Our compensation committee is primarily responsible for determining the compensation for all of our executive officers. Our compensation committee reviews and discusses management’s proposed compensation with our Chief Executive Officer for all executives other than the Chief Executive Officer. Based on those discussions and its discretion, taking into account the factors noted above, the compensation committee then sets the compensation for each executive officer other than the Chief Executive Officer and recommends the compensation for the Chief Executive Officer to our board of directors for approval. Our board of directors discusses the compensation committee’s recommendation and ultimately approves the compensation of our Chief Executive officer without the Chief Executive Officer present. Our compensation committee has the authority to engage the services of a consulting firm or other outside advisor to assist it in designing our executive compensation programs and in making compensation decisions. During 2020 and 2021, the board of directors and the compensation committee retained the services of Pearl Meyer & Partners, LLC as external compensation consultant to advise on executive compensation matters including our overall compensation program design and collection of market data to inform our compensation programs for our executive officers and members of our board of directors. Pearl Meyer & Partners, LLC reports directly to our compensation committee. Prior to engaging Pearl Meyer & Partners, LLC, our compensation committee assessed its independence consistent with Nasdaq listing standards and concluded that the engagement of such consultant did not raise any conflict of interest.

Base Salaries

The annual base salaries of our named executive officers are generally determined, approved and reviewed periodically by our compensation committee in order to compensate our named executive officers for their satisfactory performance of duties to our company. Annual base salaries are intended to provide a fixed component of compensation to our named executive officers, reflecting their skill sets, experience, roles and responsibilities. Base salaries for our named executive officers have generally been set at levels deemed necessary to attract and retain individuals with superior talent.

Name	2020 Base Salary ($)		2021 Base Salary ($)(2)
Barbara Weber, M.D.	$491,617		$526,000
Daniella Beckman	$360,000	(1)	$390,000
Alan Huang, Ph.D.	$373,806		$411,000

(1) Mrs. Beckman transitioned to full-time employment on July 1, 2020 and her 2020 base salary was adjusted to reflect her employment status with our company.

(2) 2021 Base Salary became effective upon the closing of the Business Combination on August 10, 2021.

The compensation committee determined that, in connection with the Business Combination and the Company becoming a publicly-traded company, the base salaries for each of the NEOs should be increased in order to reflect the additional responsibilities of each of these executive officers, as well as to align this fixed cash component of overall compensation at levels that are comparable to those companies in our compensation peer group.

Non-Equity Incentive Plan Compensation

Our bonus program is intended to recognize and reward associates for achieving established objectives that are linked to the company’s growth and success, with the goal of increasing the Company's intrinsic long-term value. The program rewards performance based on corporate and individual accomplishments. The board endeavors to deliver a meaningful portion of total cash compensation in the form of performance-based annual cash incentives. Doing so, the board believes, is critical because the opportunity for a meaningful cash award will, together with strong management and accountability, drive executives to individually and collectively achieve and exceed our annual objectives.

The compensation committee and the board of directors established bonus metrics in connection with the 2021 bonus plan. As with 2021 base salary, the target bonus percentage for each of the NEOs was increased in connection with the Business Combination and the Company becoming a publicly-traded company in order to reflect the additional responsibilities of each of these executive officers, as well as to align this variable portion of the cash component of overall compensation at levels that are comparable to those companies in our compensation peer group.

The 2021 corporate bonus plan provides for formula-based incentive payments based upon the achievement of certain corporate and individual performance goals and objectives approved by our compensation committee and board of directors. These targets were established early in 2021 and communicated to the executives (and remained unchanged during the year). Bonuses are targeted at a percentage of the executive officer’s base salary during the year, and are expected to be paid out in the first quarter of the following year. The following are the target percentages for the periods indicated:

Name	2020 Bonus Target (%)	2021 Bonus Target (%)(1)
Barbara Weber, M.D.	40%	50%
Daniella Beckman	35%	40%
Alan Huang, Ph.D.	35%	40%

The corporate bonus component of the 2021 bonus plan consisted of 5 separate metrics that were weighted as follows:

•
Target Discovery - weighted 20%. This target is designed to encourage our employees to identify validated targets to meet our goal of filing INDs in the future to establish an enhanced product pipeline.
•
Drug Discovery - weighted 30%. This target was established to incentivize our employees to continue to advance our identified programs into advanced drug discovery phases.
•
Preclinical Development - weighted 30%. This target is designed to meet our goal of filing an IND for TNG908 in the 4th quarter of 2021.

•
Corporate Strategy - weighted 10%. This target was established to incentivize our employees to meet budgetary and other important cash-based goals that are designed to allow for continued development of our product pipeline in the future.
•
People - weighted 10%. This target was designed to reward results with respect to building out critical functions of our organization as we advanced our first product into clinical trials, and to reduce employee turnover in a competitive environment for talent.

In connection with the 2021 annual cash bonus program, all corporate targets were met at 110% of the established target, with the exception of: (i) corporate strategy, which was met at 150% of target and (ii) people, which was met at 115% of target. These achievements, which were confirmed by our compensation committee, reflected, among other things, our continued advancements in drug discovery in the face of the COVID-19 pandemic, our continued advancement of our product candidates, including the acceleration of the Target 3 IND timeline, the hiring of our Chief Medical Officer, our successful IPO in August 2021 and our current strong cash position. As a result of this performance, which exceeded the objective goals set earlier in the year, the bonus payout was achieved at 115% of target. The following table reflects the target bonus as a percentage of base salary, the cash bonus payment at target and the actual bonus payout based on the success Tango achieved in 2021.

Name	2021 Bonus Target (%)	2021 Bonus Target ($)	2021 Bonus Achieved ($)
Barbara Weber, M.D.	50%	$263,000	$277,910
Daniella Beckman	40%	$156,000	$164,562
Alan Huang, Ph.D.	40%	$164,400	$168,347

All final bonus payments to our named executive officers, if any, are determined by our compensation committee, which retains full discretion to adjust individual actual bonus awards based on the achievement of corporate and individual performance objectives, and may also adjust bonus awards based on other factors in their discretion. Individual performance objectives are generally related to each named executive officer’s performance in his area of responsibility and his contributions to Tango.

Equity Incentive Compensation

Our equity-based incentive awards granted to our named executive officers are designed to align their interests with those of our stockholders.

We have historically used share options as an incentive for long-term compensation to our executive officers because the share options allow our executive officers to profit from this form of equity compensation only if our share price increases relative to the share option’s exercise price, which exercise price is set at the fair market value of our common shares on the date of grant. We may grant equity awards at such times as our board of directors or compensation committee determines appropriate.

Along with the 2021 cash bonus program, stock options are a critical component of the variable portion of overall compensation that is designed to reward executive officer performance. Stock options align the interests of executives with those of our stockholders since the executive officers can only recognize increased compensation from these equity awards to the extent that our share price increases above the exercise price. These awards encourage our executives to focus on those corporate actions that drive increase in long-term value as reflected in the share price. Further, the four-year vesting schedule encourages executives to remain employed by the Company for an extended period.

Our executives generally are awarded an initial grant in the form of a share option in connection with their commencement of employment with us. Additional grants may occur periodically in order to specifically incentivize executives with respect to achieving corporate goals or to reward certain performance. Our stock options typically vest as to 25% of the underlying shares on the first anniversary of the vesting commencement date and in 36 equal monthly installments over the following three years, subject to the holder’s continued employment with us. From time to time, the board of directors or compensation committee may also construct alternative vesting schedules as it determines are appropriate to motivate particular employees. All options are granted with an exercise price that is no less than the fair market value of our common shares on the date of such grant of such award.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table presents information regarding all outstanding equity awards held by each of our named executive officers as of December 31, 2021.

Name and Principal Position	Grant Date	Vesting Commencement Date	Number of Securities Underlying Unexercised Options (#) (Exercisable)	Number of Securities Underlying Unexercised Options (#) (UnExercisable)		Option Exercise Price (1)	Option Expiration Date
Barbara Weber, M.D.	1/24/2019	1/1/2019	159,793	59,358	(2)	$1.53	1/23/2029
President,	1/30/2020	1/1/2020	105,005	114,145	(2)	$1.65	1/29/2030
Chief Executive Officer	1/28/2021	1/1/2021	—	1,284,065	(2)	$3.50	1/27/2031
and Director	8/12/2021	8/12/2021	—	961,404	(2)	$9.56	8/11/2031
Daniella Beckman	10/18/2019	9/10/2019	93,056	72,377	(3)	$1.53	10/17/2029
Chief Financial Officer	1/30/2020	11/1/2019	28,750	26,451	(3)	$1.65	1/29/2030
	10/1/2020	7/1/2020	24,114	43,994	(3)	$3.21	9/30/2030
	1/28/2021	1/1/2021	—	88,151	(2)	$3.50	1/27/2031
	8/12/2021	8/12/2021	—	380,485	(2)	$9.56	8/11/2031
Alan Huang, Ph.D.	4/12/2018	1/1/2018	83,155	1,770	(3)	$1.38	4/11/2028
Chief Scientific Officer	4/12/2018	4/1/2018	101,201	9,201	(3)	$1.38	4/11/2028
	1/24/2019	1/1/2019	49,532	18,407	(2)	$1.53	1/23/2029
	1/30/2020	1/1/2020	32,553	35,386	(2)	$1.65	1/29/2030
	1/28/2021	1/1/2021	—	163,054	(2)	$3.50	1/27/2031
	8/12/2021	8/12/2021	—	169,859	(2)	$9.56	8/11/2031

(1) All of the option awards listed in the table were granted with an exercise price per share that is no less than the fair market value of our common shares on the date of grant of such award. For information regarding the valuation of equity awards, see Note 2 and Note 12 to our audited financial statements contained in this Annual Report on Form 10-K for the year ended December 31, 2021.

(2) 25% vesting after 1st anniversary of the vesting commencement date and monthly vesting for 36 monthly installments thereafter, subject to continued employment with the company.

(3) Monthly vesting for 48 monthly installments following the vesting commencement date, subject to continued employment with our company.

Executive Compensation Arrangements

We initially entered into an offer letter with each of the named executive officers in connection with such officer’s employment with us, which set forth the terms and conditions of this officer’s employment, including base salary, target annual bonus opportunity, initial equity awards and standard employee benefit plan participation. Effective upon the closing of the Business Combination, we entered into an employment agreements with each of Dr. Weber, Ms. Beckman and Dr. Huang that replaced the offer letters and provide for specified payments and benefits in connection with a termination of employment in certain circumstances. Our goal in providing these severance and change in control payments and benefits is to offer sufficient cash continuity protection such that the named executive officers will focus their full time and attention on the requirements of the business rather than the potential implications for their respective positions. We prefer to have certainty regarding the potential severance amounts payable to the named executive officers, rather than negotiating severance at the time that a named executive officer’s employment terminates. We have also determined that accelerated vesting provisions with respect to outstanding equity awards in connection with a qualifying termination of employment in certain circumstances are appropriate because they encourage our named executive officers to stay focused on the business in those circumstances, rather than focusing on the potential implications for them personally. The employment agreements with our named executive officers require the named executive officers to execute a separation agreement containing a general release of claims in favor of us to receive any severance payments and benefits. The material terms of the employment agreements with Dr. Weber, Ms. Beckman and Dr. Huang are summarized below.

Barbara Weber, M.D.

Effective upon the closing of the Business Combination, we entered into a new employment agreement with Dr. Weber. Under Dr. Weber’s employment agreement, or the Weber Employment Agreement, Dr. Weber will serve as our Chief Executive Officer on an at-will basis. Dr. Weber’s 2022 annual base salary is $575,000, which is subject to periodic review and adjustment, and she is eligible to earn an annual bonus with a target amount equal to 50% of her base salary. Dr. Weber is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the Weber Employment Agreement, in the event that her employment is terminated by us without “cause” or Dr. Weber resigns for “good reason” (as each term is defined in the Weber Employment Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) she will be entitled to receive base salary continuation for twelve (12) months following termination, (ii) she will be entitled to receive a prorated portion of her target annual cash incentive compensation for the year of termination, payable over the twelve (12) months following termination, (iii) subject to Dr. Weber’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to Dr. Weber had she remained employed with us until the earliest of (A) twelve (12) months following termination, (B) Dr. Weber’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Weber’s COBRA health continuation period, and (iv) acceleration by 12 months of the unvested portion of all stock options and other stock-based awards subject solely to time-based vesting held by Dr. Weber.

In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. Weber’s employment is terminated by us without cause or Dr. Weber resigns for good reason on or within twelve (12) months following a “change in control” (as defined in the Weber Employment Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) she will be entitled to receive a lump sum in cash equal to 1.5 times Dr. Weber’s then-current annual base salary (or Dr. Weber’s annual base salary in effect immediately prior to the change in control, if higher), (ii) she will be entitled to receive a lump sum in cash equal to 1.5 times Dr. Weber’s target annual cash incentive compensation for the year of termination, (iii) she will be entitled to receive a lump sum in cash equal to a prorated portion of her target annual cash incentive compensation for the year of termination, (iv) subject to Dr. Weber’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to Dr. Weber had she remained employed with us until the earliest of (A) eighteen (18) months following termination, (B) Dr. Weber’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Weber’s COBRA health continuation period, and (iv) 100% of all stock options and other stock-based awards subject solely to time-based vesting held by Dr. Weber shall be accelerated.

Daniella Beckman

Effective upon the closing of the Business Combination, we entered into a new employment agreement with Ms. Beckman. Under Ms. Beckman’s employment agreement, or the Beckman Employment Agreement, Ms. Beckman will serve as our Chief Financial Officer on an at-will basis. Ms. Beckman’s 2022 annual base salary is $425,100, which is subject to periodic review and adjustment, and she is eligible to earn an annual bonus with a target amount equal to 40% of her base salary. Ms. Beckman is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the Beckman Employment Agreement, in the event that her employment is terminated by us without “cause” or Ms. Beckman resigns for “good reason” (as each term is defined in the Beckman Employment Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) she will be entitled to receive base salary continuation for twelve (12) months following termination, and (ii) subject to Ms. Beckman’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to Ms. Beckman had she remained employed with us until the earliest of (A) twelve (12) months following termination, (B) Ms. Beckman’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Ms. Beckman’s COBRA health continuation period.

In lieu of the payments and benefits described in the preceding sentence, in the event that Ms. Beckman’s employment is terminated by us without cause or Ms. Beckman resigns for good reason on or within twelve (12) months following a “change in control” (as defined in the Beckman Employment Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) she will be entitled to receive a lump sum in cash equal to 1.0 times Ms. Beckman’s then-current annual base salary (or Ms. Beckman’s annual base salary in effect immediately prior to the change in control, if higher), (ii) she will be entitled to receive a lump sum in cash equal to Ms. Beckman’s target annual cash incentive compensation for the year of termination, (iii) subject to Ms. Beckman’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to Ms. Beckman had she remained employed with us until the earliest of (A) twelve (12) months following termination, (B) Ms. Beckman’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Ms.

Beckman’s COBRA health continuation period, and (iv) 100% of all stock options and other stock-based awards subject solely to time-based vesting held by Ms. Beckman shall be accelerated.

Alan Huang, Ph.D.

Effective upon the closing of the Business Combination, we entered into a new employment agreement with Dr. Huang. Under Dr. Huang’s employment agreement, or the Huang Employment Agreement, Dr. Huang will serve as our Chief Scientific Officer on an at-will basis. Dr. Huang’s 2022 annual base salary is $425,385, which is subject to periodic review and adjustment, and he is eligible to earn an annual bonus with a target amount equal to 40% of his base salary. Dr. Huang is eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Pursuant to the Huang Employment Agreement, in the event that his employment is terminated by us without “cause” or Dr. Huang resigns for “good reason” (as each term is defined in the Huang Employment Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) he will be entitled to receive base salary continuation for twelve (12) months following termination, and (ii) subject to Dr. Huang’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to Dr. Huang had he remained employed with us until the earliest of (A) twelve (12) months following termination, (B) Dr. Huang’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Huang’s COBRA health continuation period.

In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. Huang’s employment is terminated by us without cause or Dr. Huang resigns for good reason on or within twelve (12) months following a “change in control” (as defined in the Huang Employment Agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, (i) he will be entitled to receive a lump sum in cash equal to 1.0 times Dr. Huang’s then-current annual base salary (or Dr. Huang’s annual base salary in effect immediately prior to the change in control, if higher), (ii) he will be entitled to receive a lump sum in cash equal to Dr. Huang’s target annual cash incentive compensation for the year of termination, (iii) subject to Dr. Huang’s copayment of premium amounts at the applicable active employees’ rate and proper election to continue COBRA health coverage, we will cover the portion of the premium amount equal to the amount that we would have paid to provide health insurance to Dr. Huang had he remained employed with us until the earliest of (A) twelve (12) months following termination, (B) Dr. Huang’s eligibility for group medical plan benefits under any other employer’s group medical plan or (C) the end of Dr. Huang’s COBRA health continuation period, and (iv) 100% of all stock options and other stock-based awards subject solely to time-based vesting held by Dr. Huang shall be accelerated.

Other Elements of Compensation; Perquisites

Health and Welfare Plans

During their employment, our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits, life insurance & disability benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Retirement Plan

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. The savings plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. Under this plan, we did not, during the year ended December 31, 2021 offer company matching contributions to participants in the 401(k) plan. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on the Company.

Non-Employee Director Compensation

Effective upon the closing of the Business Combination, we adopted a compensation program for our non-employee directors under which each non-employee director will receive the following amounts for their services on our board of directors.

•	An option to purchase 80,000 shares of our common stock upon the director’s initial election or appointment to our board of directors that occurs after the Closing.

•

An annual option to purchase 40,000 shares of our common stock on the date of the annual meeting for such year (the first such annual option award is scheduled to be made in connection with the annual meeting to be held later in 2022). Directors who were elected in the 12 months preceding the annual grant receive a pro-rated portion of the annual grant based on the number of months of time in service on the board.

•	An annual director fee of $40,000,

•	If the director serves on a committee of our board of directors or in the other capacities stated below, an additional annual fee as follows:

•	Non-executive chairperson, $30,000

•	Lead independent director, $15,000

•	Audit committee chairperson, $15,000

•	Audit committee member, $7,500

•	Compensation committee chairperson, $10,000

•	Compensation committee member, $5,000

•	Nomination and governance committee chairperson, $8,000

•	Nomination and governance committee member, $4,000

Options granted to our non-employee directors under the director compensation program will have an exercise price equal to the fair market value of our common stock on the date of grant and will expire not later than ten years after the date of grant. The options granted upon a director’s initial election or appointment vest in 48 substantially equal monthly installments following the date of grant. In addition, all unvested options vest in full upon the occurrence of a change in control.

2021 Non-Employee Director Compensation Table

The table below shows the cash fees paid to our directors in connection with their service on our board of directors, and the stock option awards granted, during the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid In Cash ($)(1)	Option Awards ($)(2)		Total ($)
Aaron Davis	33,444	—		33,444
Alexis Borisy	61,469	—		61,469
Lesley Ann Calhoun	45,028	419,900	(3)	464,928
Mace Rothenberg	39,353	419,900	(3)	459,253
Malte Peters	44,292	—		44,292
Reid Huber	20,170	—		20,170

(1) Amounts represent cash compensation earned and paid pursuant to our non-employee director compensation policy.

(2) The amounts reported represent the aggregate grant-date fair value of stock options awarded to certain directors in 2021, calculated in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718, or ASC Topic 718. The amounts presented do not correspond to the actual value that may be recognized by the named director upon vesting of the applicable awards.

(3) Ms. Calhoun and Dr. Rothenberg were each granted an option to purchase 84,925 shares of common stock on March 18, 2021, the date on which they were appointed to the board of directors.

The table below shows the aggregate number of total stock option awards (exercisable and unexercisable) held as of December 31, 2021 by each non-employee director who was serving as of December 31, 2021.

Name	Shares Subject to Outstanding Options
Aaron Davis	—
Alexis Borisy	131,463
Lesley Ann Calhoun	84,925
Mace Rothenberg	84,925
Malte Peters	118,895
Reid Huber	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 regarding shares of common stock that may be issued under our equity compensation plans, consisting of our 2021 Stock Option and Incentive Plan, or the 2021 Plan, and our 2021 Employee Stock Purchase Plan, or the ESPP. Upon the closing of the Business Combination in August 2021, the 2021 Plan replaced our previous 2017 Stock Option and Grant Plan. We do not have any non-stockholder approved equity compensation plans.

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options (#)	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column) (#)
Equity compensation plans approved by stockholders(1)	9,372,993	$5.59	7,448,661	(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,372,993	$5.59	7,448,661

(1) The 2021 Plan provides that the number of shares reserved and available for issuance under the 2021 Plan will automatically increase each January 1, beginning on January 1, 2022, by 5.0% of the outstanding number of shares of Common Stock on the immediately preceding December 31, or such lesser amount as determined by the Board, or the

Annual Increase. This limit is subject to adjustment in the event of a reorganization, recapitalization, reclassification, stock split, stock dividend, reverse stock split or other similar change in the Company's capitalization.

(2) Includes 949,873 shares available under the 2021 ESPP.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of February 1, 2022 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of Tango’s outstanding Common Stock;

•	each of Tango’s executive officers and directors; and

•	all of Tango’s executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she, or it possesses sole or shared voting or investment power over that security. Under those rules, beneficial ownership includes securities that the individual or entity has the right to acquire, such as through the exercise of stock options or the vesting of restricted stock awards, within 60 days of February 1, 2022. Shares subject to options that are currently exercisable or exercisable within 60 days of February 1, 2022, or subject to restricted stock awards that vest within 60 days of February 1, 2022, are considered outstanding and beneficially owned by the person holding such options or restricted stock awards for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Except as noted by footnote, and subject to community property laws where applicable, based on the information provided to us, we believe that the persons and entities named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise noted, the business address of each of our directors and executive officers is 100 Binney St, Suite 700, Cambridge, MA 02142. The percentage of beneficial ownership is calculated based on 87,649,385 shares of Common Stock outstanding as of February 1, 2022.

Name and Address of Beneficial Owner	Number of Shares	%
Named Executive Officers and Directors:
Barbara Weber, M.D.(1)	2,070,184	2.4
Daniella Beckman(2)	257,947	*
Alexis Borisy(3)	90,380	*
Lesley Calhoun(4)	21,231	*
Aaron Davis(8)	101,524	*
Alan Huang, Ph.D.(5)	475,572	*
Reid Huber Ph.D.	—	—
Malte Peters, M.D.(6)	104,033	*
Mace Rothenberg, M.D.(7)	21,231	*
Named Executive Officers and Directors as a group (eleven individuals)	3,040,578	3.5
5% Stockholders:
Entities affiliated with Boxer Capital, LLC(8)	13,988,577	16.0
Casdin Partners Master Fund, L.P.(9)	5,487,910	6.3
Gilead Sciences, Inc.(10)	4,854,443	5.5
Third Rock Ventures IV, L.P.(11)	19,363,975	22.1
Cormorant Asset Management L.P.(12)	4,899,184	5.6
FMR LLC(13)	7,182,188	8.2

* Less than one percent.

(1) Consists of 1,367,592 shares of Common Stock and options to purchase 702,592 shares of Common Stock exercisable within 60 days of February 1, 2022.

(2) Consists of 63,867 shares of Common Stock and options to purchase 189,675 shares of Common Stock exercisable within 60 days of February 1, 2022.

(3) Consists of options to purchase 87,642 shares of Common Stock exercisable within 60 days of February 1, 2022.

(4) Consists of options to purchase 21,231 shares of Common Stock exercisable within 60 days of February 1, 2022.

(5) Consists of 135,887 shares of Common Stock and options to purchase 331,157 shares of Common Stock exercisable within 60 days of February 1, 2022.

(6) Consists of options to purchase 104,033 shares of Common Stock exercisable within 60 days of February 1, 2022.

(7) Consists of options to purchase 21,231 shares of Common Stock exercisable within 60 days of February 1, 2022.

(8) This information is solely based on a Schedule 13D/A filed by Boxer Capital, LLC (“Boxer Capital”), Boxer Asset Management Inc. (“Boxer Management”), Joe Lewis, Aaron Davis, BCTG Holdings, LLC (“BCTG Holdings”), MVA Investors, LLC (“MVA Investors”), Braslyn Ltd. (“Braslyn,” together with Boxer Capital, Boxer Management, Joe Lewis, BCTG Holdings, MVA Investors and Aaron Davis, the “Reporting Persons”) with the SEC on January 4, 2022 Consists of 6,988,450 shares beneficially owned by BCTG Holdings, 6,871,642 shares beneficially owned by Boxer Capital and Boxer Management, 26,961 shares beneficially owned by Braslyn and 101,524 shares beneficially owned by MVA Investors. Boxer Capital, Boxer Management, and Joseph Lewis share voting and dispositive power over the shares held by Boxer Capital, and Aaron Davis has shared voting and dispositive power over the shares owned by MVA. Each of the individuals and entities listed above expressly disclaims beneficial interest of the shares listed above except to the extent of any pecuniary interest therein. The principal business address of the Reporting Persons is: 12860 El Camino Real, Suite 300, San Diego, CA 92130. The principal business address of Boxer Management, Braslyn and Joe Lewis is: c/o Cay House P.O. Box N-7776 E.P. Taylor Drive Lyford Cay, New Providence, Bahamas. Aaron Davis serves as the Chief Executive Officer of MVA Investors. A board consisting of Aaron Davis, Christopher Fuglesang and Andrew Ellis makes voting and dispositive decisions with respect to securities owned by BCTG Holdings. Each of Aaron Davis, Christopher Fuglesang and Andrew Ellis disclaims any pecuniary interest in BCTG Holdings except to the extent of his beneficial interest in the securities owned by BCTG Holdings.

(9) This information is solely based on a Schedule 13G filed by Casdin Capital, LLC, Casdin Partners Master Fund, L.P., Casdin Partners GP, LLC and Eli Casdin with the SEC on August 19, 2021. The general partner of Casdin Partners Master Fund, L.P. is Casdin Partners GP, LLC, or Casdin Partners GP. Casdin Capital, LLC is the investment manager of Casdin Master Fund, L.P. Eli Casdin is the managing member of Casdin Capital, LLC and makes the sole voting and investment decisions with respect to shares held by Casdin Master Fund, L.P. The address of Casdin Capital, LLC is 1350 Avenue of the Americas, Suite 2405, New York, NY 10019.

(10) This information is solely based on a Schedule 13G filed by Gilead Sciences, Inc. with the SEC on September 9, 2021. The address of Gilead Science, Inc. is 333 Lakeside Drive, Foster City, California 94404.

(11) This information is solely based on a Schedule 13G filed by Third Rock Ventures IV, L.P. (“TRV IV”), Third Rock Ventures GP IV, L.P. (“TRV GP IV”) and TRV GP IV, LLC (“TRV GP IV LLC,” and collectively with TRV IV and TRV GP IV, the “Reporting Persons”) with the SEC on August 19, 2021. The general partner of TRV IV is TRV GP IV. The general partner of TRV GP IV. is TRV GP IV LLC. Abbie Celniker, Ph.D., Robert Tepper, M.D., Craig Muir and Cary Pfeffer, M.D. are the managing members of TRV GP IV, LLC who collectively make voting and investment decisions with respect to shares held by TRV IV L.P. Dr. Huber is a partner at Third Rock Ventures, LLC, and a member of our board of directors. The address for each of the Reporting Persons is 29 Newbury Street, Suite 401, Boston, MA 02116.

(12) This information is solely based on a Schedule 13G filed by Cormorant Asset Management, LP with the SEC on February 14, 2022. Consists of 4,899,184 shares held for the benefit of private funds and a managed account for which Cormorant Asset Management, LP serves as investment manager. Bihua Chen serves as the general partner of Cormorant Asset Management, LP. The address of Cormorant Asset Management, LP is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(13) This information is based solely on a Schedule 13G filed by FMR LLC and its affiliates with the SEC on February 9, 2022, which reported ownership as of December 31, 2021. The address for FMR LLC is 245 Summer Street, Boston, MA 02210.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Other than the compensation agreements and other arrangements described under the sections entitled “Executive Compensation” and “Director Compensation” in this Annual Report on Form 10-K and the transactions described below, since January 1, 2020, there has not been and there is not currently proposed, any transaction or series of similar transactions to which:

•	we were, or will be, a participant;

•	the amount involved exceeded, or will exceed, $120,000; and

•

in which any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Amended and Restated Registration and Shareholder Rights Agreement

On the Closing Date, we entered into an Amended and Restated Registration and Stockholder Rights Agreement, or the Amended and Restated Registration and Stockholder Rights Agreement, with BCTG Holdings, LLC, or the Sponsor, certain persons and entities holding securities of New Tango, and entities receiving Common Stock pursuant to the Merger Agreement (the foregoing persons and entities, together with other persons or entities who become party to the Amended and Restated Registration and Stockholder Rights Agreement collectively referred to as the Holders), pursuant to which we (i) agreed to register for resale (1) certain shares of Common Stock held by, or issuable upon exercise of options held by, the Holders and (2) any warrants, shares of capital stock or other securities of our company issued as a dividend or other distribution with respect to, or in exchange for or in replacement of the shares specified in clause (1) (the securities in clauses (1) and (2) collectively referred to as the Registrable Securities) and (ii) granted certain other registration rights to the Holders.

In particular, the Amended and Restated Registration and Stockholder Rights Agreement provides for the following registration rights:

•

Shelf registration/demand registration rights. No later than 30 calendar days following the Closing Date, we were required to file with the SEC, a shelf registration statement registering the resale of the Registrable Securities, and use our commercially reasonable efforts to have such registration statement declared effective by the SEC within a specified period. At any time and from time to time when an effective shelf registration statement is on file with the SEC, a Holder may request to sell all or any portion of such Holder’s Registrable Securities by means of an underwritten takedown off of the shelf registration statement, except that we are only obligated to effect such underwritten shelf takedown if such offering will include Registrable Securities proposed to be sold by the requesting Holder, either individually or together with other requesting Holders, with a total offering price reasonably expected to exceed, in the aggregate, $20.0 million. Additionally, we are not required to effect more than one underwritten shelf takedown in any six-month period.

•

Piggyback registration rights. Subject to exceptions for certain offerings and registration statements, if at any time, we propose to file a registration statement under the Securities Act in connection with an offering of our equity securities or securities or other obligations exercisable or exchangeable for, or convertible into, our equity securities, either for our own account or for the account of our stockholders, the Holders are entitled to include their Registrable Securities in such registration statement.

•

Expenses and indemnification. The fees, costs and expenses of registrations pursuant to the registration rights granted to the Holders under the Amended and Restated Registration and Stockholder Rights Agreement will be borne by us, except that underwriting discounts and selling commissions, brokerage fees, and certain other incremental selling expenses will be borne by the holders of the shares being registered. The Amended and Restated Registration and Shareholder Rights Agreement contains customary cross-indemnification provisions, under which we are obligated to indemnify holders of Registrable Securities in the event of material misstatements or omissions in the registration statement attributable to us, and holders of Registrable Securities are obligated to indemnify Tango for material misstatements or omissions attributable to them.

Our securities shall cease to be Registrable Securities when (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall have been disposed of in accordance with such registration statement, (ii) such securities are freely saleable under Rule 144 under the Securities Act without any volume limitations or (iii) such securities shall have ceased to be outstanding.

The Amended and Restated Registration and Stockholder Rights Agreement shall terminate on the earlier of (i) the 10th anniversary of the date of the agreement and (ii) with respect to any Holder, on the date that such Holder no longer holds any Registrable Securities.

Lock-Up Agreements

In connection with the Merger, on the Closing Date, we entered into lock-up agreements with our directors, officers and certain of our stockholders, or collectively, the Lockup Holders. The terms of the lock-up agreements provide for the Common Stock held by the Lockup Holders as of immediately after the effective time of the Business Combination to be subject to transfer restrictions for a period of 180 days after the Closing Date, subject to certain exceptions. As of the date of this Annual Report on Form 10-K, such transfer restrictions in effect for such 180 days have lapsed.

Certain Relationships and Related Person Transactions — BCTG

Founders Shares

On June 4, 2020, BCTG issued 3,593,750 shares of common stock to the Sponsor in exchange for a payment of $25,000. We refer to such issued shares in this Annual Report on Form 10-K as the Founder Shares. On September 2, 2020, BCTG declared a dividend of 0.16 shares for each outstanding share of common stock (an aggregate of 575,000 shares), resulting in an aggregate of 4,168,750 Founder Shares outstanding. The Sponsor had agreed to forfeit up to an aggregate of 543,750 Founders Shares, so that the Founders Shares would represent 20% of BTCG’s issued and outstanding shares after BCTG’s initial public offering, to the extent the underwriters’ over-allotment option was not exercised in full or in part. On September 8, 2020, the underwriters exercised their 15% over-allotment option in full; thus, the Founders Shares were no longer subject to forfeiture. The Sponsor currently owns an aggregate of 4,493,450 shares of our common stock, and its independent directors and advisors collectively own 208,800 shares of our common stock.

The initial stockholders have agreed not to transfer, assign or sell any of their Founders Shares (except to certain permitted transferees) until the earlier of (i) one year after the date of the consummation of the Business Combination or (ii) the date on which the closing price of our common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Business Combination, or earlier if, subsequent to the Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Private Shares

Concurrently with the closing of BCTG’s initial public offering, the Sponsor purchased 533,500 Private Shares, at a price of $10.00 per share, in a private placement for an aggregate purchase price of approximately $5.3 million. The Private Shares are identical to the shares of common stock sold in BCTG’s initial public offering, subject to certain limited exceptions.

Related Party Loans

On May 21, 2020 and June 10, 2020, the Sponsor agreed to loan BCTG up to $25,025 and $274,975, respectively, for an aggregate amount of $300,000 to be used for the payment of costs related to BCTG’s initial public offering pursuant to a promissory note, or each, a Note, and collectively, the Notes. The Notes were non-interest bearing, unsecured and due upon the date BCTG consummated its initial public offering. BCTG borrowed approximately $127,000 under the Notes and repaid the Notes in full on September 10, 2020.

In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, the initial stockholders, officers and directors and their affiliates could have, but were not obligated to, loan BCTG funds as may be required, or the Working Capital Loans. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of the Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of the notes may be converted upon consummation of the Business Combination into additional private placement shares at a conversion price of $10.00 per share. If BCTG did not complete a business combination, the loans would not be repaid. Such private placement shares would be identical to the Private Shares. BCTG did not have any borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on September 2, 2020, BCTG agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and certain office and secretarial services. Upon completion of the Business Combination, BCTG ceased paying these monthly fees. For the period from May 21, 2020 (inception) through the completion of the Business Combination, BCTG incurred approximately $110,000 related to these services. As of the date hereof, no amounts are payable related to this agreement.

Share Purchase Commitment

The Sponsor entered into an agreement to purchase an aggregate of at least 2,500,000 shares of BCTG’s common stock for an aggregate purchase price of $25.0 million, or $10.00 per share, prior to, concurrently with, or following the closing of the Business Combination in a private placement. The funds from such private placement could be used as part of the consideration to the sellers in the Business Combination, and any excess funds from such private placement may be used for working capital in the post-transaction company.

PIPE Financing

At Closing, PIPE Investors subscribed for and purchased an aggregate of 18,610,000 shares of Common Stock at a price of $10.00 per share for aggregate gross proceeds of $186,100,000.

Certain Relationships and Related Person Transactions — Old Tango

Series B Preferred Stock Financing

On April 7, 2020, Old Tango entered into a Series B Preferred Stock Purchase Agreement, or the Series B Purchase Agreement, pursuant to which Old Tango issued 45,372,050 shares of its Series B Preferred Stock for a per share price of $1.3224, for aggregate gross proceeds in the amount of $60.0 million in two closings. The first closing of the Series B Preferred Stock financing occurred on April 7, 2020, and the second closing of the Series B Preferred Stock financing occurred on March 11, 2021. The following holders of more than 5% of Old Tango’s capital stock participated in the Series B Preferred Stock financing.

Name of 5% Tango Stockholder	Number of Series B Preferred Stock Purchased – First Closing	Aggregate Purchase Price – First Closing	Number of Series B Preferred Stock Purchased – Second Closing	Aggregate Purchase Price – Second Closing
Boxer Capital, LLC and affiliated entities(1)	8,507,260	$11,250,000	8,507,260	$11,250,000
Casdin Capital	1,890,502	$2,499,999	1,890,502	$2,499,999
Cormorant Asset Management and affiliated entities(2)	3,781,004	$4,999,999	3,781,004	$4,999,999

(1) Includes Boxer Capital LLC, which purchased 8,417,650 shares at the first closing and 8,417,650 shares at the second closing; and MVA Investors, LLC, which purchased 89,610 shares at the first closing and 89,610 shares at the second closing. Aaron Davis, a member of our board of directors, is Chief Executive Officer of Boxer Capital, LLC. Boxer Capital, LLC and Mr. Davis are each affiliated with BCTG and the Sponsor.

(2) Includes Cormorant Private Healthcare Fund II, LP, which purchased 3,027,828 shares at the first closing and 3,027,828 shares at the second closing; Cormorant Global Healthcare Master Fund, LP, which purchased 707,048 shares at the first closing and 707,048 shares at the second closing; and CRMA SPV, LP, which purchased 46,128 shares at the first closing and 46,128 shares at the second closing.

Series B-1 Preferred Stock Financing

On August 17, 2020, Old Tango held the closing of its Series B-1 Preferred Stock financing, pursuant to its Series B-1 Preferred Stock Purchase Agreement, or the Series B-1 Purchase Agreement, at which Old Tango issued 27,152,255 shares of its Series B-1 Preferred Stock for a per share price of $1.885, for aggregate gross proceeds in the amount of $51.2 million. The following holders of more than 5% of Old Tango’s capital stock participated in the Series B-1 Preferred Stock financing.

Name of 5% Tango Stockholder	Number of Series B-1 Preferred Stock	Aggregate Purchase Price
Boxer Capital, LLC and affiliated entities(1)	3,511,769	$6,519,685
Casdin Capital	7,957,852	$15,000,551
Cormorant Asset Management and affiliated entities(2)	1,560,786	$2,942,082
Gilead Sciences, Inc.	10,610,079	$19,999,999

(1) Includes Boxer Capital LLC, which purchased 3,392,141 shares; and MVA Investors, LLC, which purchased 119,628 shares. Aaron Davis, a member of our Board of Directors, is Chief Executive Officer of Boxer Capital, LLC. Boxer Capital, LLC and Mr. Davis are each affiliated with BCTG and the Sponsor.

(2) Includes Cormorant Private Healthcare Fund II, LP, which purchased 1,235,518 shares; and Cormorant Global Healthcare Master Fund, LP, which purchased 325,268 shares.

Gilead Collaboration Agreement

In October 2018, we entered into a Collaboration and License Agreement with Gilead Sciences, Inc. which collaboration was amended and restated on August 17, 2020, concurrently with the closing of the Series B-1 Preferred Stock financing in which Gilead Sciences, Inc. participated. Gilead Sciences, Inc. holds 5% or more of our capital stock. See the section titled “Business — Collaboration and License Agreements — Collaboration and License Agreement with Gilead Sciences” for more information.

Investors Rights Agreement

In connection with the initial closing of the Series B Preferred Stock financing, Old Tango entered into an Amended and Restated Investors Rights Agreement, or the Investors Rights Agreement with certain of its investors, including its 5% stockholders. Pursuant to the Investors Agreement, the investors were granted certain demand and registration rights as well as certain information rights. In connection with the Merger, the Investors Rights Agreement was terminated at the closing of the Business Combination.

Voting Agreement

In connection with the initial closing of the Series B Preferred Stock financing, Old Tango entered into an Amended and Restated Voting Agreement, or the Voting Agreement with certain of its investors, including its 5% stockholders. Pursuant to the Investors Agreement, certain investors were given the right to designate certain members of Old Tango’s board of directors. In connection with the Merger, the Voting Agreement was terminated at the closing of the Business Combination.

Indemnification Agreements

We are party to indemnity agreements with our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such persons in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Policies for Approval of Related Party Transactions

Our Audit Committee reviews and approves transactions with directors, officers and holders of 5% or more our capital stock and their affiliates, or each, related party. Prior to the transaction, the material facts as to the related party’s relationship or interest in the transaction are disclosed to our Audit Committee prior to their consideration of such transaction, and the transaction is not considered approved unless approved by the Audit Committee. Further, when stockholders are entitled to vote on a transaction with a related party, the material facts of the related party’s relationship or interest in the transaction are disclosed to the stockholders, who must approve the transaction in good faith.

Policies and Procedures for Related Party Transactions

We have adopted a written related person transaction policy that sets forth the following policies and procedures for the review and approval or ratification of related person transactions.

A “Related Person Transaction” is a transaction, arrangement or relationship in which we or any our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. A “Related Person” means:

•	any person who is, or at any time during the applicable period was, one of our officers, directors or director nominee;

•	any person who is known by us to be the beneficial owner of more than 5% of our voting stock;

•

any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, officer or a beneficial owner of more than 5% of its voting stock, and any person (other than a tenant or employee) sharing the household of such director, officer or beneficial owner of more than five percent 5% of our voting stock; and

•

any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a ten percent 10% or greater beneficial ownership interest.

We have policies and procedures designed to minimize potential conflicts of interest arising from any dealings we may have with our affiliates and to provide appropriate procedures for the disclosure of any real or potential conflicts of interest that may exist from time to time. The audit committee has the responsibility to review related party transactions.

Director Independence

The rules of the Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an executive officer or employee of our company or any other individual having a relationship which, in the opinion of our board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director. Our board of directors has determined that each individual who serves on our board, other than Dr. Weber, qualifies as an independent director under the rules of Nasdaq and the SEC.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees of PricewaterhouseCoopers LLP billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two fiscal years for other services:

Fee Category	2021	2020
Audit Fees	$1,775,000	$635,000
Audit-Related Fees	—	—
Tax Fees	170,000	30,200
All Other Fees	4,409	2,956
Total Fees	$1,949,409	$668,156

Audit Fees. Audit fees consist of fees billed for the audit of our annual consolidated financial statements, review of the interim consolidated financial statements, and the review of registration statements.

Tax Fees. Tax fees consist of aggregate fees for tax compliance and tax analysis related services.

All Other Fees. All other fees consist of fees for accounting research tools.

Audit Committee Pre-Approval Policy and Procedures

The Audit Committee has adopted a policy (the “Pre-Approval Policy”) that sets forth the procedures and conditions pursuant to which audit and non-audit services proposed to be performed by the independent auditor may be pre-approved. The Pre-Approval Policy generally provides that we will not engage PricewaterhouseCoopers LLP to render any audit, audit-related, tax or permissible non-audit service unless the service is either (i) explicitly approved by the Audit Committee (“specific pre-approval”) or (ii) entered into pursuant to the pre-approval policies and procedures described in the Pre-Approval Policy (“general pre-approval”). Unless a type of service to be provided by PricewaterhouseCoopers LLP has received general pre-approval under the Pre-Approval Policy, it requires specific pre-approval by the Audit Committee or by a designated member of the Audit Committee to whom the committee has delegated the authority to grant pre-approvals. Any proposed services exceeding pre-approved cost levels or budgeted amounts will also require specific pre-approval. For both types of pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence. The Audit Committee will also consider whether the independent auditor is best positioned to provide the most effective and efficient service, for reasons such as its familiarity with the Company’s business, people, culture, accounting systems, risk profile and other factors, and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. All such factors will be considered as a whole, and no one factor should necessarily be determinative. On an annual basis, the Audit Committee reviews and generally pre-approves the services (and related fee levels or budgeted amounts) that may be provided by PricewaterhouseCoopers LLP without first obtaining specific pre-approval from the Audit Committee. The Audit Committee may revise the list of general pre-approved services from time to time, based on subsequent determinations.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(1) Financial Statements

See the Index to the Consolidated Financial Statements section beginning on page F-1 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is included in the financial statements or notes to the financial statements.

(3) Exhibits

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index below.

Exhibit Index

Exhibit Number	Description
2.1†

Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG Acquisition Corp., BCTG Merger Sub Inc. and Tango Therapeutics, Inc. (incorporated by reference to Annex A to the Proxy Statement/ Prospectus) forming a part of the Registration Statement on Form S-4/A filed by the Registrant on July 15, 2021).

3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on September 10, 2021).

3.2	Amended and Restated Bylaws of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8 filed with the SEC on October 14, 2021).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4/A filed by the Registrant on July 15, 2021).
4.2*	Description of Securities.
10.1

Form of Subscription Agreement, dated as of April 13, 2021 by and among BCTG Acquisition Corp. and certain institutional and accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 14, 2021).

10.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit D to Exhibit 2.1).
10.3

Amended and Restated Registration and Stockholder Rights Agreement, dated August 10, 2021, by and among Tango Therapeutics, Inc. and the stockholders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).

10.4†

Amended and Restated Research Collaboration and License Agreement between Tango Therapeutics, Inc. and Gilead Sciences, Inc., dated August 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A filed by the Registrant on June 17, 2021).

10.5†

License Agreement between Tango Therapeutics, Inc. and Medivir AB, dated March 12, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A filed by the Registrant on June 17, 2021).

10.6#	Tango Therapeutics, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.7#

Forms of Award Agreements under the Tango Therapeutics, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).

10.8#	Tango Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.9#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.10	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.11	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.12#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.13#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.14+	Lease Agreement between the Company and ARE-MA Region No. 87 Tenant, LLC dated as of November 4, 2021
16.1	Letter dated August 13, 2021 from Withum to the SEC (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
21.1	List of subsidiaries of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4/A filed by the Registrant on July 15, 2021).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Tango Therapeutics, Inc.
24.1*	Power of Attorney (included on signature page hereto).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

† Portions of this exhibit (indicated by asterisks) have been omitted in accordance with Item 601(b)(10) of Regulation S-K.

# Indicates a management contract or any compensatory plan, contract or arrangement.

+ Portions of this exhibit (indicated by brackets and asterisks) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

** The certifications furnished in Exhibit 32 hereto are deemed to be furnished with this Annual Report on Form 10-K and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tango Therapeutics, Inc.

Date: March 28, 2022	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Barbara Weber, Daniella Beckman and Douglas Barry, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Barbara Weber	President and Chief Executive Officer, Director	March 28, 2022
Barbara Weber, MD	(Principal Executive Officer)

/s/ Daniella Beckman	Chief Financial Officer	March 28, 2022
Daniella Beckman	(Principal Financial Officer)

/s/ Alexis Borisy	Chairman of the Board of Directors	March 28, 2022
Alexis Borisy

/s/ Lesley Ann Calhoun	Director	March 28, 2022
Lesley Ann Calhoun

/s/ Aaron Davis	Director	March 28, 2022
Aaron Davis

/s/ Reid Huber	Director	March 28, 2022
Reid Huber, Ph.D.

/s/ Malte Peters	Director	March 28, 2022
Malte Peters, MD

/s/ Mace Rothenberg	Director	March 28, 2022
Mace Rothenberg, MD

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tango Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tango Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ equity (deficit), and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 28, 2022

We have served as the Company's auditor since 2017.

TANGO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$142,745	$28,381
Marketable securities	342,510	161,939
Accounts receivable	2,000	2,000
Restricted cash	567	—
Prepaid expenses and other current assets	4,516	1,312
Total current assets	492,338	193,632
Property and equipment, net	4,832	3,823
Operating lease right-of-use assets	1,254	7,480
Restricted cash, net of current portion	1,712	2,279
Other assets	19	38
Total assets	$500,155	$207,252
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,226	$1,841
Accrued expenses and other current liabilities	9,887	6,140
Operating lease liabilities	1,503	959
Deferred revenue	26,022	31,977
Income tax payable	52	—
Total current liabilities	40,690	40,917
Operating lease liabilities, net of current portion	—	6,925
Deferred revenue, net of current portion	114,718	120,805
Other long-term liabilities	—	5
Total liabilities	155,408	168,652
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2021 and 2020, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 and 56,393,261 shares authorized at December 31, 2021 and December 31, 2020, respectively; 87,598,184 and 40,372,133 shares issued and outstanding as of December 31, 2021 and 2020, respectively	88	40
Additional paid-in capital	506,760	141,644
Accumulated other comprehensive (loss) income	(765)	17
Accumulated deficit	(161,336)	(103,101)
Total stockholders’ equity	344,747	38,600
Total liabilities and stockholders’ equity	$500,155	$207,252

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
Collaboration revenue	$26,042	$6,972
License revenue	11,000	684
Total revenue	37,042	7,656
Operating expenses:
Research and development	77,636	49,991
General and administrative	17,596	9,865
Total operating expenses	95,232	59,856
Loss from operations	(58,190)	(52,200)
Other income (expense):
Interest income	495	108
Other (expense) income, net	(248)	120
Total other income, net	247	228
Loss before income taxes	(57,943)	(51,972)
Provision for income taxes	(292)	—
Net loss	$(58,235)	$(51,972)
Net loss per common share – basic and diluted	$(0.94)	$(1.63)
Weighted average number of common shares outstanding – basic and diluted	62,108,032	31,932,204

Net loss	$(58,235)	$(51,972)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(782)	7
Comprehensive loss	$(59,017)	$(51,965)

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock									Accumulated Other
	Series A		Series B		Series B-1		Common Stock		Additional	Comprehensive		Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance at December 31, 2019	55,700,000	$55,700	—	$—	—	$—	4,530,115	$5	$3,319	$10	$(51,129)	$(47,795)
Retrospective application of recapitalization	(55,700,000)	(55,700)	—	—	—	—	18,922,317	19	55,681	—	—	55,700
Recasted balance as of December 31, 2019	—	—	—	—	—	—	23,452,432	24	59,000	10	(51,129)	7,905
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of less than $0.2 million	—	—	22,686,025	29,761	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(22,686,025)	(29,761)	—	—	7,706,861	8	29,753	—	—	29,761
Issuance of Series B-1 redeemable convertible preferred stock, net of issuance costs of less than $0.2 million	—	—	—	—	27,152,255	51,083	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	—	—	(27,152,255)	(51,083)	9,224,122	8	51,075	—	—	51,083
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	12	—	—	12
Exercise of stock options	—	—	—	—	—	—	27,813	—	40	—	—	40
Repurchases of restricted common stock awards	—	—	—	—	—	—	(39,095)	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	—	—	1,764	—	—	1,764
Other comprehensive income	—	—	—	—	—	—	—	—	—	7	—	7
Net loss	—	—	—	—	—	—	—	—	—	—	(51,972)	(51,972)
Balance at December 31, 2020	—	—	—	—	—	—	40,372,133	40	141,644	17	(103,101)	38,600
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	—	—	22,686,025	29,990	—	—	—	—	—	—	—	—
Retroactive application of recapitalization	—	—	(22,686,025)	(29,990)	—	—	7,706,861	8	29,982	—	—	29,990
Shares issued in Business Combination and PIPE Financing, net of issuance costs of $15.8 million	—	—	—	—	—	—	38,880,436	39	326,238	—	—	326,277
Exercise of stock options	—	—	—	—	—	—	638,754	1	1,057	—	—	1,058
Vesting of restricted common stock awards	—	—	—	—	—	—	—	—	6	—	—	6
Stock based compensation expense	—	—	—	—	—	—	—	—	7,833	—	—	7,833
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(782)	—	(782)
Net loss	—	—	—	—	—	—	—	—	—	—	(58,235)	(58,235)
Balance at December 31, 2021	—	$—	—	$—	—	$—	87,598,184	$88	$506,760	$(765)	$(161,336)	$344,747

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(58,235)	$(51,972)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	897	718
Noncash operating lease expense	1,069	907
Stock-based compensation	7,833	1,764
Other, net	254	(17)
Changes in operating assets and liabilities:
Accounts receivable	—	(2,000)
Prepaid expenses and other current assets	(3,159)	(81)
Other long-term assets	(139)	(38)
Accounts payable	1,232	1,171
Accrued expenses and other liabilities	3,829	1,196
Operating lease liabilities	(1,066)	(655)
Deferred revenue	(12,042)	119,081
Net cash (used in) provided by operating activities	(59,527)	70,074
Cash flows from investing activities
Purchase of property and equipment	(1,837)	(1,106)
Sales and maturities of marketable securities	190,764	63,220
Purchases of marketable securities	(372,361)	(207,540)
Other	—	(40)
Net cash used in investing activities	(183,434)	(145,466)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	29,990	80,844
Proceeds from issuance of common stock upon exercise of stock options	1,058	40
Business Combination and PIPE Financing, gross proceeds	342,113	—
Payment of Business Combination and PIPE Financing transaction costs	(15,836)	—
Net cash provided by financing activities	357,325	80,884
Net change in cash, cash equivalents and restricted cash	114,364	5,492
Cash, cash equivalents and restricted cash, beginning of period	30,660	25,168
Cash, cash equivalents and restricted cash, end of period	$145,024	$30,660
Supplemental cash flow information:
Cash paid for leases	$1,835	$1,782
Supplemental disclosure of noncash investing and financing activity:
Conversion of Preferred Shares to Common Shares	$166,534	$—
Revaluation of right-of-use asset and lease liability upon lease modification	$5,315	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$154	$29

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Tango Therapeutics, Inc. (“Tango” or the “Company”) is a precision oncology company committed to the discovery and development of novel drugs in defined patient populations with high unmet medical need.

Tango Therapeutics, Inc. (together with its consolidated subsidiaries, “Tango” or the “Company”) formerly known as BCTG Acquisition Corp. (“BCTG”), was incorporated in Delaware on May 21, 2020. BCTG was a Special Purpose Acquisition Company (“SPAC”) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination.

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

Tango received gross proceeds of $167.1 million upon the closing of the Business Combination. Tango continues to operate under the Old Tango management team. Simultaneous with the closing of the Business Combination, an aggregate of 18,610,000 shares of common stock (the “PIPE Financing”) were issued, resulting in gross proceeds of an additional $186.1 million upon the closing of the PIPE Financing. Total transaction costs and redemptions approximated $26.9 million, resulting in total net proceeds of $326.3 million.

BCTG Acquisition Corporation IPO

The registration statement for BCTG’s initial public offering (“IPO”) was declared effective on September 2, 2020. On September 8, 2020, the Company consummated its Initial Public Offering of 16,675,000 shares of common stock (the “Public Shares”), including the 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 533,500 shares of common stock (the “Private Placement shares”), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million. Upon the closing of the Initial Public Offering and the Private Placement, the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and remained invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, until the completion of the Business Combination as described below.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. The accompanying consolidated financial statements reflect the operations of Tango and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires that the Company make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosure of contingent assets and liabilities. Significant estimates and assumptions made in the consolidated financial statements include, but are not limited to, the revenue recognized from collaboration agreements, the valuation of stock-based awards and the accrual for research and development expenses. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment, the business of discovering and developing precision oncology therapies.

Cash Equivalents

All highly liquid marketable securities purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds and U.S. Treasury bills as of December 31, 2021 and 2020.

Investments in Marketable Securities

Marketable debt securities consist of investments with original maturities greater than 90 days. The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity (deficit). Amortization and accretion of premiums and discounts are recorded in interest income. Realized gains and losses are included as a component of other income, net in the consolidated statements of operations.

The Company evaluates its investments with unrealized losses for impairment. When assessing investments for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the investment to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the investment to fair value through a charge to the statement of comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. No such credit losses were recorded during the periods presented.

Fair Value Measurements

The accounting standard for fair value measurements defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and requires certain disclosures about fair value measurements. Under this standard, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

•
Level 1 — Fair values are determined utilizing prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2 — Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves, and foreign currency spot rates.
•
Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The fair value of the Company’s cash equivalents and marketable securities are determined according to the fair value hierarchy described below (see Note 5). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and marketable debt securities. The Company’s cash, cash equivalent and marketable securities balances are held by major financial institutions that management believes to be creditworthy. The Company uses multiple financial institutions to limit the amount of credit exposure to any one financial institution. Substantially all the Company’s cash, cash equivalent and marketable debt securities were invested in money market funds, U.S. Treasury bills, and U.S. government agency bonds at December 31, 2021 and 2020. At times, the Company’s cash deposits may exceed the amount of federal insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to perform research activities and clinical trial activities that continue to progress its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the related processes of these vendors.

Restricted Cash

Cash accounts with any type of restriction are considered restricted cash and are classified on the balance sheet based on the length of the restrictive obligation. As of both December 31, 2021 and 2020, the Company recorded restricted cash of $2.3 million, all of which was related to security deposits associated with the Company’s facility leases in Boston, Massachusetts and Cambridge, Massachusetts. The security deposit associated with the Company's facility lease in Boston, Massachusetts is recorded as non-current in its balance sheet as of December 31, 2021 and December 31, 2020 because the deposit is required for the duration of the lease which is greater than a year. The security deposit associated with the Company's facility lease in Cambridge, Massachusetts is recorded as current in its balance sheet as of December 31, 2021 because the deposit is required for the duration of the amended lease which is less than a year from the balance sheet date. The security deposit associated with the Company's facility lease in Cambridge, Massachusetts was recorded as non-current in its balance sheet as of December 31, 2020 because the deposit was required for the duration of the original lease which, prior to the 2021 lease amendment, was for greater than a year from the December 31, 2020 balance sheet date.

The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the consolidated statements of cash flows are as follows:

	December 31,
	2021	2020
	(in thousands)
Cash and cash equivalents	$142,745	$28,381
Restricted cash	567	—
Restricted cash, net of current portion	1,712	2,279
Cash, cash equivalents and restricted cash	$145,024	$30,660

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of each asset. Estimated useful lives are periodically assessed to determine if changes are appropriate. The estimated useful lives of the Company’s property and equipment are as follows:

Asset	Estimated useful life
Computer equipment	3 years
Computer software	5 years
Furniture and fixtures	7 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of remaining lease term or 10 years

The Company reviews long-lived assets, such as property and equipment, for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. If indicators of impairment are present, the assets are tested for recoverability by comparing the carrying amount of the assets to the related estimated future undiscounted cash flows that the assets are expected to generate. If the expected cash flows are less than the carrying value of the asset group, then the asset group is considered to be impaired and its carrying value is written down to fair value, based on the related estimated discounted future cash flows. To date, no such impairment losses have been recorded.

Costs for assets not yet placed into service are capitalized as construction-in-progress and depreciated or amortized in accordance with the above useful lives once placed into service. Upon retirement or sale, the related cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations. Repairs and maintenance costs are expensed as incurred.

Operating Leases

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on specific facts and circumstances and the existence of an identified asset(s), if any, and its control over the use of the identified asset(s), if applicable. Upon lease commencement, operating lease liabilities and their corresponding right-of-use assets are recorded on the balance sheet based at the present value of lease payments over the expected lease term. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized over the expected term on a straight-line basis.

Lease payments are discounted at the lease commencement date using the interest rate implicit in the lease contract. As this rate is typically not readily determinable, the Company determines an incremental borrowing rate that is used to discount lease payments, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. Certain prospective adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The Company elected to account for lease and non-lease components as a single lease component, however non-lease components that are variable, such as common area maintenance and utilities, are generally paid separately from rent based on actual costs incurred and therefore are not included in the right-of-use asset and operating lease liability and are reflected as an expense in the period incurred. The Company’s lease terms often include renewal options. The amounts determined for the Company’s right-of-use assets and lease liabilities generally do not assume that any renewal options or any early-termination provisions, if any, are exercised, unless it is reasonably certain that the Company will exercise such options.

Revenue Recognition

At contract inception, the Company assesses whether the collaboration arrangements are within the scope of ASC Topic 808, Collaborative Arrangements, or ASC 808, to determine whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed based on the responsibilities of all parties in the arrangement. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company first determines which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606 (as described below). For elements of collaboration arrangements that are accounted for pursuant to ASC 808, an appropriate recognition method is determined and applied consistently, either by analogy to authoritative accounting literature or by applying a reasonable and rational policy election. To date, the Company has not entered into any arrangements within the scope of ASC 808.

The Company’s revenues are generated through its license and collaboration agreements with Gilead. Refer to Note 4, “Collaboration Agreements.” elsewhere in these notes to the Company's consolidated financial statements.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The Company only applies this framework to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price (that is, the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled, subject to the constraint on variable consideration. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized at the contract level is not significant.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under active agreements, the Company must use its judgment to determine: (a) the number of performance obligations based on the determination under step (ii) above; (b) the transaction price under step (iii) above; (c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above; and (d) the contract term and pattern of satisfaction of the performance obligations under step (v) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to the identified performance obligations on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In certain instances, the timing of satisfying these obligations can be difficult to estimate. Accordingly, the Company’s estimates may change in the future and those changes could be material. Such changes to estimates would result in a change in amounts of revenue recognized. If these estimates and judgments change over the course of these agreements, it may affect the timing and amount of revenue that the Company recognizes and records in future periods.

Amounts due to the Company for satisfying the revenue recognition criteria or that are contractually due based upon the terms of the collaboration agreements are recorded as accounts receivable in the Company’s consolidated balance sheet. Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. Amounts expected to be recognized as revenue within the one year following the balance sheet date are classified as current deferred revenue. Amounts not expected to be recognized as revenue within the one year following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Exclusive License Rights — If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation and whether the license is the predominant promise within the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. If the license is the predominant promise, and it is determined that the license represents functional intellectual property (“IP”), revenue is recognized at the point in time when control of the license is transferred. If it is determined that the license does not represent functional IP, revenue is recognized over time using an appropriate method of measuring progress.

Research and Development Services — The obligations under the Company’s collaboration agreements may include research and development services to be performed by the Company to benefit the collaboration partner. For performance obligations that include research and development services, the Company generally recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods of which revenue should be recognized, are subject to estimates by management and may change over the course of the contract. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense. No collaborative arrangements existed that would result in such reimbursements for the periods presented.

Customer Options — The Company’s arrangements may provide a collaborator with the right to acquire additional goods or services in the future. Under these agreements, fees may be due to the Company (i) upon the exercise of the customer option or (ii) in equal installment payments over an agreed upon period. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the additional goods and services underlying the customer options are evaluated in order to determine if these additional goods or services are distinct from those included as a performance obligation at the outset of the arrangement. If the additional services are not determined to be distinct, the variable consideration pertaining to the customer option is added to the initial transaction price at the time in which the option exercise becomes probable, so long as a potential for reversal of cumulative revenue recognized at the contract level is not significant. Any such adjustments to the transaction price are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If the additional services are distinct, the Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. The Company allocates the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments — At the inception of an arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

Royalties — For arrangements that include sales-based royalties, including milestone payments based on a level of sales, where the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from licensing agreements.

Research and Development Expenses

Research and development expenses include costs directly attributable to the conduct of research programs, including the cost of salaries, employee benefits, stock-based compensation expense, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contractors to conduct research and development activities and the allocable portions of facility costs, such as rent, utilities, and general support services. All costs incurred to fulfill the Company’s obligations under the collaboration with Gilead are classified as research and development expenses. All costs associated with research and development are expensed as incurred.

Management estimates the Company’s accrued research and development expenses as of each balance sheet date in the Company’s financial statements based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. Nonrefundable advance payments for goods and services are deferred and recognized as expense in the period that the related goods are consumed or services are performed.

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure. Amounts incurred are classified as general and administrative expenses.

Stock-Based Compensation

The Company measures the cost of employee services received in exchange for stock-based awards based on the grant-date fair value of the awards. The Company calculates the fair value of restricted stock awards based on the grant date fair value of the underlying common stock. The Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period of the awards for service-based awards, which is generally the vesting period. The Company recognizes stock-based compensation for performance-based awards when the underlying performance conditions are considered probable of occurrence and recognizes the cumulative effect of current and prior period changes in the period of change.

Prior to the consummation of the Business Combination transaction, as there was not a public market for the common stock of the Company prior to becoming publicly traded, the fair value of common stock underlying stock-based awards was based on a valuation provided by the board of directors as derived from a recommendation by an unrelated third-party valuation firm. The Company determined the estimated per share fair value of its common stock at various dates considering contemporaneous and retrospective valuations that incorporated objective and subjective factors, including actual and forecasted financial results, market conditions and performance of comparable publicly traded companies, developments and milestones of the Company, the rights and preferences of common and redeemable convertible preferred stock, advice from the third-party valuation specialists, and transactions involving the Company’s stock. The estimated per share fair value of the Company’s common stock was determined in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The fair value of each restricted common stock award was estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

Subsequent to becoming a publicly traded Company upon the consummation of the Business Combination transaction, the fair value of common stock underlying stock-based awards is based on an estimate at each grant date using the market price of our common stock and each of the assumptions discussed below.

Expected Term: The expected term of the stock options is estimated using the “simplified method,” as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option.

Expected Volatility: Since there is limited historical data for the Company’s common stock and limited company-specific historical volatility, the Company has determined the share price volatility for options granted based on an analysis of the volatility used by a peer group of publicly traded companies. In evaluating similarity, the Company considers factors such as industry, stage of life cycle and size.

Risk-free Interest Rate: The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Dividend Rate: The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

The assumptions used in estimating the fair value of stock-based awards represent management’s estimate and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards.

Stock-based compensation is classified in the accompanying consolidated statements of operations and comprehensive loss based on the function to which the related services are provided. Forfeitures are accounted for as they occur. Any consideration paid by employees on exercising stock options and the corresponding portion previously credited to additional paid-in capital are credited to share capital.

Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in shareholders’ equity (deficit) as a reduction of additional paid-in capital generated as a result of the offering.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period corresponding to the enactment date. A valuation allowance is established when it is more likely than not that all or some portion of the deferred tax assets will not be realized through generating sufficient future taxable income.

The Company assesses all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not such tax position will be sustained on examination by the taxing authorities, based solely on the technical merits of the respective tax position. The tax benefits recognized in the financial statements from such a tax position should be measured based on the largest benefit having a more likely than not likelihood of being realized upon ultimate settlement with the tax authority. The recognition and measurement of tax benefits requires significant judgments that are subject to change as new information becomes available.

Penalties and interest expense related to income taxes are included as components of income tax expense and interest expense, respectively, as necessary.

Comprehensive Gain (Loss)

Comprehensive loss includes net loss as well as other changes in stockholders’ equity (deficit) that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss for the years ended December 31, 2021 and 2020 was unrealized gains (losses) on investments in marketable securities.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is computed by dividing net loss by the weighted-average number of shares of common shares outstanding during each reporting period. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted stock awards as these instruments are considered contingently issuable shares until they vest. Diluted net loss per share attributable to common stockholders includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock and stock options, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. The Company’s unvested restricted stock entitles the holder to participate in dividends and earnings of the Company, and, if the Company were to recognize net income, it would apply the two-class method to calculate earnings per share. The two-class method is not applicable during periods with a net loss, as the holders of the unvested restricted stock have no obligation to fund losses.

The two-class method of computing net loss per share would be applicable in a reporting period that resulted in a net income position, as the Company has issued shares that meet the definition of participating securities. The two-class method determines net loss per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an initial public offering or such earlier time that it is no longer an emerging growth company. However, the Company has not yet delayed the adoption of any new accounting standards.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The standard amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. For available-for-sale debt securities, entities are required to recognize an allowance for credit losses rather than a reduction in carrying value of the asset. Entities are no longer permitted to consider the length of time that fair value has been less than amortized cost when evaluating when credit losses should be recognized. For public entities, the guidance was effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. Early adoption was permitted. The Company early adopted this standard as of January 1, 2020 on a prospective basis. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement. The amendments become effective for the Company’s fiscal year beginning January 1, 2020. Early adoption of the amendments in full or only the provisions that eliminate or modify the disclosure requirements for fair value measurements is permitted. Adoption of this standard on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The new standard requires a customer in a cloud computing arrangement to determine which implementation costs to capitalize as assets or expense as incurred. Capitalized implementation costs related to a hosting arrangement that is a service contract will be amortized over the term of the hosting arrangement, beginning when the module or component of the hosting arrangement is ready for its intended use. The new standard became effective for the Company’s fiscal year beginning January 1, 2020. Early adoption was permitted. The early adoption of this standard on January 1, 2020 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, (“ASC 740”). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance became effective for the Company's fiscal year beginning January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company elected to early adopt this guidance on January 1, 2021. Adoption of the ASU 2020-06 guidance as of January 1, 2021 had no impact on its consolidated financial statements for the year ended December 31, 2020. The Company issued the second tranche of its redeemable convertible Series B preferred stock in March 2021 at an original issue price of $1.32 per share, which would have resulted in the recognition of a beneficial conversion feature of $28.4 million prior to the adoption of ASU 2020-06. However, the consummation of the Business Combination and the application of a retroactive adjustment to historical redeemable convertible preferred stock in all periods presented under the reverse recapitalization accounting treatment have resulted in the adoption of this guidance not resulting in a material impact on the Company’s financial statements for the year ended December 31, 2021.

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

The following table summarizes the elements of the net proceeds from the Business Combination and PIPE Financing transaction as of December 31, 2021 (in thousands):

Recapitalization
Cash - BCTG's Trust Account and cash (net of redemptions)	$156,013
Cash - PIPE Financing	186,100
Less transaction costs and advisory fees paid	(15,836)
Net cash proceeds from the Business Combination and PIPE Financing	326,277
Add: non-cash net assets assumed from BCTG	3
Net contributions from Business Combination and PIPE Financing	$326,280

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

Retrospective Application of Recapitalization

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

These consolidated financial statements contain recasted stockholders' equity balances resulting from the retroactive application of reverse recapitalization accounting in accordance with U.S. GAAP.

Retroactive Application of Recapitalization to the Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Pursuant to the terms of the Merger Agreement, upon the closing of the Business Combination on August 10, 2021 (the “Effective Time”), each share of Old Tango’s redeemable convertible preferred stock (the “Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into a share of the Company’s common stock using the exchange ratio of 0.34 as follows:

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

All common shares, as well as previously issued share options and restricted stock awards (“RSAs”), presented in the accompanying recasted consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit) and/or in the related notes are presented on an as-converted basis, converted at the ratio of 0.34.

Retroactive Application of Recapitalization to the Consolidated Statements of Operations and Comprehensive Loss

In accordance with the retroactive application of recapitalization to the accompanying consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit), the basic and diluted weighted-average shares of common stock outstanding for the years ended December 31, 2021 and 2020 have been retroactively converted using the exchange ratio of 0.34.

The following table summarizes the weighted-average common shares, basic and diluted, for the year ended December 31, 2020:

Date	Description	As previously recorded	8/10/2021 Merger Exchange Ratio	Recapitalized Common Stock	Days Outstanding in 2020	% of weighting	Weighted average common shares
12/31/2020	Weighted-average shares, basic and diluted	11,461,011	0.34	3,893,305		100%	3,893,305
12/31/2019	Series A shares	55,700,000	0.34	18,922,317	365	100%	18,922,317
4/7/2020	Series B shares	22,686,025	0.34	7,706,443	268	73%	5,664,025
8/17/2020	Series B-1 shares	27,152,255	0.34	9,223,621	136	37%	3,452,558
Weighted average number of common shares outstanding – basic and diluted for the year ended December 31, 2020							31,932,204

Retroactive Application of Recapitalization to the Consolidated Balance Sheets

To conform to the retroactive application of recapitalization to the accompanying consolidated statements of redeemable convertible preferred stock and stockholders' equity (deficit), historical proceeds from the issuance of preferred stock, less the par value of the historical preferred shares that were converted into common shares using the 0.34 ratio at the Effective Time, have been reclassified to additional paid in capital for the years ended December 31, 2021 and 2020, respectively.
4. Collaboration Agreements

2018 Gilead Agreement

In October 2018, the Company entered into a Research Collaboration and License Agreement (the “2018 Gilead Agreement”) with Gilead Sciences, Inc. (“Gilead”). Pursuant to the 2018 Gilead Agreement, the Company performed target discovery and validation activities in accordance with an agreed-upon a multi-year research plan. During the initial three-year research term, Gilead had the option to obtain exclusive, worldwide licenses to develop and commercialize up to five validated programs (“Gilead Program License”).

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

Amended Gilead Agreement

In August 2020, Gilead made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as well as of the December 31, 2021 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

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
•
Gilead has the option to “reserve” a target during which Gilead may: (i) license the target, (ii) “extend” the target, or (iii) decline the target, during the designated reserve target period. If, during the reserve target period Tango elects to work on the reserved target, Tango will retain full rights to the target program and Gilead receives a right of first negotiation in connection with any future partnering or licensing of such target by Tango, if any; and
•
For up to five programs licensed by Gilead, the Company has the option to co-develop and co-promote the lead product in the U.S., subject to certain exceptions, and is eligible to receive tiered royalties in the first decile on ex-U.S. sales.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at December 31, 2021. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, the $12.0 million payment pursuant to the research extension fee in December 2020, and the $12.0 million payment pursuant to the research extension fee in September 2021. During the year ended December 31, 2021, the Company recognized $26.0 million of collaboration revenue associated with the Gilead Agreements based on performance completed during the period. During the year ended December 31, 2020, the Company recognized $7.0 million of collaboration revenue associated with the Gilead Agreements based on performance completed during the period which was partially offset by a reduction in revenue resulting from a cumulative catch-up adjustment that was recorded during the third quarter in connection with the Amended Gilead Agreement. During the year ended December 31, 2021, the Company recognized license revenue of $11.0 million, associated with the payment received in the second quarter of 2021 pursuant to the April 2021 program license. During the year ended December 31, 2020, the Company recognized license revenue $0.7 million associated with the payments received in 2019 pursuant to the program license and Gilead side letter agreement. The consideration allocated to the Gilead License was recognized upon delivery of the underlying license in 2019 as Gilead could benefit from the license on its own and the Gilead License was separately identifiable from the Gilead side letter agreement research services.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of December 31, 2021 and 2020, the Company had short-term deferred revenue of $26.0 million and $32.0 million, respectively, and long-term deferred revenue of $114.7 million and $120.8 million, respectively, related to the Gilead collaboration. The remaining long-term revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 5.6 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheets. As of December 31, 2021, $14.0 million of the total research extension fees of $24.0 million had been received, $2.0 million had been recorded as accounts receivable and the remaining $8.0 million was determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset. The contract asset balance is presented net of the deferred revenue contract liability.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$62,244	$—	$—	$62,244
U.S. Treasury bills	—	38,433	—	38,433
Marketable debt securities:
U.S. Treasury bills	—	287,123	—	287,123
U.S. government agency bonds	—	55,387	—	55,387
Total assets	$62,244	$380,943	$—	$443,187

	Fair Market Value Measurements as of December 31, 2020
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$12,698	$—	$—	$12,698
U.S. Treasury bills	—	7,175	—	7,175
Marketable debt securities
U.S. Treasury bills	—	131,939	—	131,939
U.S. government agency bonds	—	30,000	—	30,000
Total assets	$12,698	$169,114	$—	$181,812

There were no transfers between fair value levels during the years ended December 31, 2021 and 2020.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$287,699	$1	$(577)	$287,123
U.S. government agency bonds	55,576	—	(189)	55,387
	$343,275	$1	$(766)	$342,510

	Fair Value Measurements as of December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$131,927	$12	$—	$131,939
U.S. government agency bonds	29,995	5	—	30,000
	$161,922	$17	$—	$161,939

The Company holds investment grade marketable securities, with less than $0.8 million of marketable debt securities considered to be in an unrealized loss position as of December 31, 2021 and none considered to be in an unrealized loss position as of December 31, 2020. Although the marketable debt securities are held at an unrealized loss position at December 31, 2021, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered. Further, the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. As a result, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.2 million and $0.1 million in accrued interest at December 31, 2021 and December 31, 2020, respectively.

7. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net as of December 31, 2021 and 2020 consists of the following:

	December 31,
	2021	2020
	(in thousands)
Laboratory equipment	$5,587	$4,580
Computer equipment	198	172
Computer software	125	125
Furniture and fixtures	467	384
Leasehold improvements	246	246
Construction in progress	738	—
	7,361	5,507
Less: Accumulated depreciation	(2,529)	(1,684)
Property and equipment, net	$4,832	$3,823

Depreciation expense was $0.9 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2021 and 2020 include the following:

	December 31,
	2021	2020
	(in thousands)
Payroll and employee-related costs	$3,688	$2,652
Research and development costs	5,533	2,695
Other	666	793
Total accrued expenses and other current liabilities	$9,887	$6,140

8. Leases

Operating Leases

In July 2017, the Company entered into a lease of office and laboratory space at 100 Binney Street in Cambridge, Massachusetts for the Company’s corporate headquarters. The lease commenced in March 2018 and rent commenced in June 2018. This lease had an original term of eight years with an option to extend for one additional three-year period.

Upon commencement of the lease, the Company recorded an operating lease liability in the amount of $9.5 million and related operating lease right-of-use asset in the amount of $9.8 million. Upfront payments totaling $0.3 million for rent and tenant improvements were included as a reduction in the calculation of the lease liability amount upon the commencement of the lease. There were no tenant obligation payments made for leasehold improvements for the periods ended December 31, 2021 and 2020. The fixed annual rent payable under the lease was $1.7 million, increasing by 3% annually from the rent commencement date. The minimum rent payments to be paid over the original term of the lease totaled $15.6 million. The additional rental payments associated with the renewal option are not included in the calculation of the operating lease right-of-use asset and associated operating lease liability as the renewal is not considered probable of occurring. The lease agreement required the Company to provide a letter of credit for $0.6 million that is collateralized with cash that is recorded as restricted cash in the accompanying balance sheet.

In September 2019, the Company entered into a new lease for office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. As of December 31, 2021, the space was undergoing construction and the lease is expected to commence for accounting purposes in the first half of 2022. The Company is not deemed to be the accounting owner of the construction project due to the nature of the work being performed and the Company’s lack of control over the project. In conjunction with executing the lease, the Company provided the landlord a letter of credit for $1.7 million. The letter of credit is collateralized with cash that is recorded as restricted cash in the accompanying balance sheet as of December 31,

2021. In January 2022, the Company provided an additional letter of credit in the amount of $1.7 million for the remaining security deposit balance on the lease.

Upon commencement of the 201 Brookline Avenue lease, the Company will determine the appropriate classification of the lease, the amount of the associated lease liability and the amount of the right-of-use asset that will be recognized on the balance sheet. The lease has a non-cancelable term of ten years with an option to extend for up to two five-year periods. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date. The Company is entitled to a tenant improvements allowance of up to $12.7 million.

In November 2021, the Company entered into a lease termination agreement for the leased office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease termination agreement is a modification of the original lease agreement that provides for, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date, for which the earlier date shall be no later than October 15, 2022.

The execution of the lease termination agreement resulted in reductions to the associated lease liability and right-of-use asset balances of $5.3 million and $5.2 million, respectively, in the fourth quarter of 2021. The $0.6 million letter of credit associated with the lease and recorded as restricted cash on the balance sheet as of December 31, 2021 will be returned to the Company on the last day of the modified lease term.

The Company’s rent payments for the lease at 100 Binney Street are classified as operating lease costs in the chart below. The lease is a net lease and therefore the non-lease components, such as common area maintenance, are paid separately from rent based on actual costs incurred; therefore, the non-lease components are not included in the right-of-use asset and liability and are reflected as an expense in the period incurred. The non-lease components are classified as variable costs in the chart below. As of December 31, 2021 and 2020, assets under the operating lease totaled $1.3 million and $7.5 million, respectively. The elements of lease cost were as follows:

	Year Ended December 31,
Operating leases	2021	2020
Operating lease cost	$1,889	$1,889
Short-term lease cost	133	93
Variable lease cost	673	643
Total operating lease costs	$2,695	$2,625

Other information	December 31, 2021	December 31, 2020
Operating cash flows used for operating leases	$1,835	$1,782
Weighted average remaining lease term in years	0.9	5.5
Weighted average discount rate	12%	12%

Future minimum lease payments under leases that have commenced as of December 31, 2021 are as follows:

Year Ended December 31,	Maturity of Lease Liabilities
2021	$1,572
Thereafter	—
Total lease payments	1,572
Less: imputed interest	(69)
Total operating lease liabilities	$1,503

9. Commitments and Contingencies

Research Collaboration Agreement

In September 2017, the Company entered into a Research Collaboration Agreement (the “HitGen Agreement”) with HitGen Ltd (“HitGen”). Under the terms of the HitGen Agreement, HitGen would use its DNA-encoded library technology to screen up to three targets and deliver to the Company the structures of certain compounds that bind to the targets. The Company would provide certain materials containing each target for purposes of the screen. The Company could have been obligated to make certain milestone payments. The Company and HitGen mutually agreed to terminate the HitGen

Agreement in March 2021. No milestones were achieved or owed upon the termination of the agreement and the Company did not make any payments upon termination of the HitGen Agreement.

License Agreement

In March 2020, the Company entered into a License Agreement (the “Medivir Agreement”) with Medivir AB (“Medivir”), pursuant to which the Company obtained an exclusive license to all patents, know-how and other intellectual property associated with a preclinical-stage research program. Pursuant to the Medivir Agreement, the Company made an upfront payment of $0.4 million.

Under the terms of the Medivir Agreement, the Company is obligated to pay Medivir in connection with development, regulatory and commercial activities. The Company has agreed to make certain milestone payments of $1.4 million in the aggregate for the first licensed product that achieves specified clinical milestones, plus $25.0 million for the first licensed product that achieves specified regulatory approval and sales milestones, in each case, in either of the first two specified genetic contexts and $0.7 million in the aggregate if that first licensed product achieves specified clinical milestones, plus $5.0 million if that first licensed product achieves specified regulatory and sales milestones for a third genetic context or the second licensed product achieves such specified development, regulatory and sales milestones in either of the first two specified genetic contexts. The Company has the right to reduce these milestone payments by a specified amount in the event the licensed product is not covered by Medivir’s patents or if payments are due to a third party for a license under such third party’s intellectual property rights. The Company is also obligated to pay Medivir a low single-digit royalty on net sales of any product covered by a licensed patent. The Medivir Agreement expires on the date of expiration of all royalty obligations. Either party may terminate the Medivir Agreement earlier upon an uncured material breach of the other party.

Upfront fees paid pursuant to the Medivir License Agreement were recorded to research and development expense. No milestones have been achieved to date.

Other Funding Commitments

As of December 31, 2021, the Company had ongoing non-clinical studies for its various pipeline programs. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, contract research organizations and clinical sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party under the terms of the contract, including as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2021, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

10. Redeemable Convertible Preferred Stock

In March 2017, Old Tango executed a stock purchase agreement to sell 55,000,000 shares of redeemable convertible series A preferred stock (“Series A”). This agreement was subsequently amended in July 2017 to increase the authorized capital to 55,700,000 shares of Series A.

Pursuant to the initial closing of the Series A stock purchase agreement, Old Tango issued an aggregate of 18,700,000 shares of Series A convertible preferred stock for $1.00 per share, resulting in net proceeds of $14.0 million after deducting $4.7 million related to the settlement of the convertible notes and accrued interest that were previously outstanding. During the year-ended December 31, 2018, Old Tango issued 26,000,000 additional shares of Series A preferred stock at a price of $1.00 per share resulting in total proceeds from this issuance of $26.0 million. In January 2019, Old Tango issued 11,000,000 additional shares of Series A preferred stock at a price of $1.00 per share resulting in total proceeds from this issuance of $11.0 million. The aggregate issuance costs associated with the issuance of all three issuances of Series A preferred stock was less than $0.1 million.

In April 2020, Old Tango executed a stock purchase agreement to sell shares of redeemable convertible series B preferred stock (“Series B”). The Series B stock purchase agreement allows for the issuance of up to 45,372,051 shares. In April 2020, Old Tango issued 22,686,025 shares of Series B at a price of $1.32 per share. Proceeds from this issuance totaled $29.8 million, net of $0.2 million in issuance costs. In March 2021, Old Tango sold 22,686,025 additional shares of Series B stock at a price of $1.32 per share upon the achievement of specified development milestones in connection with the second tranche of the Series B stock purchase agreement. Proceeds from this issuance totaled $30.0 million. Total issuance costs associated with the March 2021 issuance of Series B preferred stock was less than $0.1 million.

In August 2020, Old Tango executed a stock purchase agreement to sell shares of redeemable convertible series B-1 preferred stock (“Series B-1”). The Series B-1 stock purchase agreement allowed for the issuance of up to 27,152,255 shares. All 27,152,255 shares of Series B-1 were issued at a price of $1.89 per share in August 2020. Proceeds from this issuance was $51.1 million, net of $0.1 million in issuance costs.

Conversion of Redeemable Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each share of Old Tango’s Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into a share of Old Tango’s common stock and subsequently converted into shares of New Tango common stock using an exchange ratio of 0.34. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization, therefore, resulting in no outstanding Preferred Stock as of December 31, 2021 and 2020. Refer to Note 3 for additional discussion.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of December 31, 2021. The shares of preferred stock are currently undesignated.

11. Common Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote in respect of each share of stock held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder. The holders of Common Stock are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. No dividends have been declared as of December 31, 2021.

The Company increased the number of shares of common stock authorized to be issued to 200,000,000 shares in August 2021, at the time in which the Certificate of Incorporation was amended and restated. As of December 31, 2021 and 2020, there were 87,598,184 and 40,372,133 shares of common stock issued and outstanding, respectively, as adjusted to reflect the Business Combination and reverse recapitalization through the application of a retroactive adjustment.

12. Equity Incentive Plans

Pursuant to the terms of the Business Combination, upon the Closing Date, each option to purchase Old Tango’s common stock became an option to purchase shares of common stock of the surviving entity and was subsequently adjusted using an exchange ratio of 0.34. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization as discussed further in Note 3.

Founder and Advisor Awards

During 2017, the Company issued 4,690,000 shares of restricted common stock outside of the Company’s 2017 Stock Option and Grant Plan to nonemployee founders and advisors (the “Founders and Advisors”). The shares are issued under the terms of the respective restricted common stock agreements and are subject to repurchase by the Company at the original purchase price per share upon the termination of the grantee’s service relationship with the Company. As the restrictions are released and the awards vest, the value is recorded as common stock and excess of par value is recorded as additional paid in capital on the accompanying balance sheet. As of December 31, 2021, all founder and advisor restricted stock awards (“RSAs”) had vested.

2017 Stock Option and Grant Plan

In March 2017, the Company’s stockholders approved the 2017 Stock Option and Grant Plan (the “2017 Plan”), under which stock options and RSAs were granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances under the 2017 Plan were subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors (“Board of Directors”) at the time of issuance.

Upon effectiveness of the 2021 Stock Option and Incentive Plan (the "2021 Plan") in August 2021, the remaining shares available under the 2017 Plan ceased to be available for issuance and no future issuances will be made under the 2017 Plan. The shares of common stock underlying outstanding awards under the 2017 Plan that are forfeited, cancelled, reacquired by the Company prior to vesting, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2021 Plan.

2021 Stock Option and Incentive Plan

Upon the closing of the Business Combination in August 2021, the Company's stockholders approved the 2021 Plan under which stock options, RSAs, unrestricted stock awards, restricted stock units, or any combination of the forgoing may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the Board of Directors at the time of issuance.

Upon approval, the maximum number of shares of stock reserved and available for issuance under the 2021 Plan was 9,498,725 shares. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the least of: (i) five percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares as determined by the 2021 Plan Administrator, as appointed by the Board of Directors. Awards that are returned to the Company's equity plan as a result of forfeiture, cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the 2021 Plan. As of December 31, 2021, there were 6,271,873 shares available for future grant under the 2021 Plan and on January 1, 2022, the number of shares available for future grant under the 2021 Plan increased by 4,377,321 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination in August 2021. An aggregate of 949,873 shares were reserved for issuance. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 949,873 shares or (iii) such number of shares as determined by the administrator. The 2021 ESPP was increased by 875,464 shares on January 1, 2022.

Restricted Stock Awards

The following table summarizes the RSA activity of the Company’s plans as of and for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted Average Grant-Date Fair Value
Unvested restricted common stock outstanding as of December 31, 2019	1,084,125	$1.07
Vested	(788,227)	$1.06
Forfeited	(39,087)	$0.23
Unvested restricted common stock outstanding as of December 31, 2020	256,811	$1.22
Vested	(256,598)	$1.22
Forfeited	(213)	$1.35
Unvested restricted common stock outstanding as of December 31, 2021	—	$—

RSAs represent an unsecured promise to grant at no cost a set number of shares of common stock upon vesting. RSA recipients are not entitled to cash dividends and have no voting rights during the vesting period. The RSAs are issued under the terms of the respective RSA agreements and are subject to repurchase upon the holder’s termination of their service relationship with the Company. The award restrictions are released as the awards vest. Upon vesting, the value is recorded as common stock and excess of par value as is recorded as additional paid in capital on the accompanying balance sheets. The common stock is subject to the Company’s right to repurchase at the original purchase price per share.

As of December 31, 2021, all RSAs had vested. The aggregate fair value of RSAs that vested during the years ended December 31, 2021 and 2020 was $0.3 million and $0.5 million, respectively.

Stock Options

The following table summarizes the stock option activity of the Company’s plans as of and for the years ended December 31, 2021 and 2020:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in years)
Options outstanding as of December 31, 2020	4,094,544	$1.88	8.58	$6,635,627
Granted	6,200,841	$7.53
Exercised	(638,754)	$1.66
Cancelled	(283,638)	$3.34
Options outstanding as of December 31, 2021	9,372,993	$5.59	8.55	$51,415,394
Options exercisable as of December 31, 2021	2,117,654	$2.56	6.52	$17,759,485

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The total intrinsic value of options exercised totaled $4.8 million and less than $0.1 million for the years ended December 31, 2021 and 2020, respectively. The weighted-average grant date fair value per share of stock options granted was $5.40 and $1.44 for the years ending December 31, 2021 and 2020, respectively.

As of December 31, 2021, total unrecognized compensation expense related to stock options was $29.3 million, which the Company expects to recognize over a remaining weighted-average period of 3.0 years. Substantially all options outstanding as of December 31, 2021 are expected to vest.

Stock Option Valuation

The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	2021	2020
Expected option life (in years)	6.2	5.0 – 6.1
Expected volatility	72%	67% – 72%
Risk-free interest rate	0.5%	0.4% – 1.4%
Expected dividend yield	— %	— %

Stock-Based Compensation Expense

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$4,616	$1,003
General and administrative	3,217	761
Total	$7,833	$1,764

13. Income Taxes

During the year ended December 31, 2021, the Company recorded a total tax provision of $0.3 million. During the year ended December 31, 2020, the Company recorded no tax provision or benefits due to the losses incurred and the need for a full valuation allowance against its deferred tax assets. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020
Income taxes at U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.1	5.9
Federal and state research and development tax credits	5.4	4.4
Stock-based compensation expense	(1.1)	(0.7)
Nondeductible/nontaxable permanent items	0.6	—
Other	(0.3)	(1.7)
Change in valuation allowance	(32.1)	(28.9)
Effective tax rate	(0.4)%	—%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$4,403	$11,085
Research and development credit carryforwards	7,084	5,213
Operating lease liability	411	2,154
Deferred revenue	34,625	11,891
Accruals and reserves	958	648
Capitalized research costs	2,193	2,506
Other	1,008	88
Total gross deferred tax assets	50,682	33,585
Valuation allowance	(49,568)	(30,945)
Net deferred tax assets	$1,114	$2,640
Deferred tax liabilities
Depreciation	$(771)	$(597)
Right-of-use asset	(343)	(2,043)
Total gross deferred tax liabilities	(1,114)	(2,640)
Net deferred taxes	$—	$—

As of December 31, 2021, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $19.3 million and $17.4 million, respectively, which may be available to offset future taxable income. The federal NOLs include $2.8 million which expire at various dates beginning in 2036 and $16.5 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2036. As of December 31, 2021, the Company also had U.S. federal and state research and development tax credit carryforwards of $4.9 million and $3.0 million, respectively, which may be available to offset future tax liabilities and begin to expire in 2034 and 2030, respectively.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has performed an analysis of ownership changes through December 31, 2021 and determined that on February 6, 2017 and August 17, 2020, ownership changes had occurred. Based on this analysis, the Company’s ability to use its pre-change tax attributes to offset federal and state taxable income are subject to annual limitations and a portion of the attributes generated prior to February 6, 2017 will expire unutilized, which could potentially result in an increased future tax liability. The Company has adjusted its deferred tax assets and valuation allowance balance for the affected tax attribute carryforwards to reflect the expiration of the attributes.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2021 and 2020. Management reevaluates the positive and negative evidence at each reporting period. The Company recorded an increase to the valuation allowance of $18.6 million during 2021 related primarily to the increase in deferred revenue and research and development tax credit carryforwards.

As of December 31, 2021 and 2020, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2021 and 2020, the Company had no accrued interest or penalties related to uncertain tax positions in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal and Massachusetts jurisdictions, as prescribed by tax laws. The Company will file a final California income tax return for the short-period through the Closing Date of the Business Combination. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for federal and state tax authorities is generally closed for years prior to December 31, 2018, although carryforward attributes that were generated prior to 2018 may still be subject to change upon examination if they are utilized to offset taxable income in subsequent tax years. There are currently no federal or state income tax audits in progress.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2021	2020
Numerator:
Net loss	$(58,235)	$(51,972)
Denominator:
Weighted-average common stock outstanding – basic and diluted	$62,108,032	31,932,204
Net loss per common share – basic and diluted	$(0.94)	$(1.63)

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

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	9,372,993	4,094,544
Unvested restricted common stock	—	256,811
Total	9,372,993	4,353,375