Form 10-Q
period 2022-03-31
Tango Therapeutics, Inc.
filed 2022-05-11
CIK 1819133

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 87,897,475 shares of common stock, $0.001 par value per share, outstanding.

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

•

If we experience delays or difficulties in the initiation or enrollment of patients in clinical trials, the announcement of clinical trial results and our receipt of necessary regulatory approvals (if any) could be delayed or prevented.

•

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

•

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates and the initiation and completion of clinical trials.

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

•

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

•	We may be subject to damages or settlement costs resulting from claims that we or our employees have violated the intellectual property rights of third parties, or are in breach of our agreements.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of initiation and completion of studies or clinical trials and related preparatory work, the period during which the results of the clinical trials will become available, and our research and development programs;

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

•	our ability to obtain and, if approved, maintain regulatory approval of our product candidates;

•	our ability to commercialize our products, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business and product candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;

•	estimates of our future expenses, capital requirements, and our need for additional financing;

•

the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of product candidates (if approved) and any other approved products;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance, including the expectation that we will continue to incur operating losses and negative cash flow;

•	the rate and degree of market acceptance of our product candidates;

•	regulatory developments in the United States and foreign countries;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of laws and regulations;

•	developments relating to our competitors and industry;

•

the effect of the on-going COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and

•	other risks and uncertainties, including those listed in this Quarterly Report on Form 10-Q under the section titled “Risk Factors.”

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Corporate Information and Corporate Website

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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts (if any). Information on our website is not to be deemed to be incorporated by reference in, and is not part of, this Quarterly Report on Form 10-Q or any of our other securities filings, unless specifically incorporated herein by reference, and should not be relied upon in making a decision as to whether or not to purchase our common stock. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Further, the company intends to use its website http://www.tangotx.com as a means of disclosing material non-public information and for complying with its disclosure obligations under the SEC Regulation FD. Such disclosures will be included on the company’s website under the heading “Investors.” Accordingly, investors should monitor such portions of the company’s website, in addition to following the company’s press releases, SEC filings and public conference calls and webcasts.. The information contained on, or that may be accessed through, the website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Our principal executive office is located at 100 Binney Street, Suite 700, Cambridge, Massachusetts.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$99,909	$142,745
Marketable securities	349,976	342,510
Accounts receivable	2,000	2,000
Restricted cash	567	567
Prepaid expenses and other current assets	8,202	4,516
Total current assets	460,654	492,338
Property and equipment, net	6,538	4,832
Operating lease right-of-use assets	894	1,254
Restricted cash, net of current portion	3,423	1,712
Other assets	16	19
Total assets	$471,525	$500,155
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,367	$3,226
Accrued expenses and other current liabilities	9,693	9,887
Operating lease liabilities	1,075	1,503
Deferred revenue	25,024	26,022
Income tax payable	52	52
Total current liabilities	39,211	40,690
Operating lease liabilities, net of current portion	—	—
Deferred revenue, net of current portion	111,958	114,718
Other long-term liabilities	—	—
Total liabilities	151,169	155,408
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2022 and December 31, 2021; 87,709,499 and 87,598,184 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	88	88
Additional paid-in capital	510,222	506,760
Accumulated other comprehensive loss	(3,410)	(765)
Accumulated deficit	(186,544)	(161,336)
Total stockholders’ equity	320,356	344,747
Total liabilities and stockholders’ equity	$471,525	$500,155

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Collaboration revenue	$5,758	$6,386
Operating expenses:
Research and development	24,330	15,000
General and administrative	6,807	3,467
Total operating expenses	31,137	18,467
Loss from operations	(25,379)	(12,081)
Other income (expense):
Interest income	218	104
Other expense, net	(47)	(55)
Total other income, net	171	49
Loss before income taxes	(25,208)	(12,032)
Provision for income taxes	-	(74)
Net loss	$(25,208)	$(12,106)

Net loss per common share – basic and diluted	$(0.29)	$(0.29)
Weighted average number of common shares outstanding – basic and diluted	87,670,653	41,575,143

Net loss	(25,208)	(12,106)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(2,645)	15
Comprehensive loss	$(27,853)	$(12,091)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,598,184	$88	$506,760	$(765)	$(161,336)	$344,747
Exercise of stock options	111,315	—	265	—	—	265
Stock based compensation expense	—	—	3,205	—	—	3,205
Business combination and PIPE financing, issuance costs	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(2,645)	—	(2,645)
Net loss	—	—	—	—	(25,208)	(25,208)
Balance at March 31, 2022	87,709,499	$88	$510,222	$(3,410)	$(186,544)	$320,356

					Additional	Accumulated Other		Total
	Series B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	—	$—	40,372,133	$40	$141,644	$17	$(103,101)	$38,600
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	22,686,025	29,990	—	—	—	—	—	—
Retroactive application of recapitalization	(22,686,025)	(29,990)	7,706,861	8	29,982	—	—	29,990
Exercise of stock options	—	—	304,080	1	439	—	—	440
Vesting of restricted common stock awards	—	—	—	—	2	—	—	2
Stock based compensation expense	—	—	—	—	950	—	—	950
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(12,106)	(12,106)
Balance at March 31, 2021	—	$—	48,383,074	$49	$173,017	$32	$(115,207)	$57,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(25,208)	$(12,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	309	204
Noncash operating lease expense	361	242
Stock-based compensation	3,205	950
Other, net	54	58
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,687)	(132)
Other long-term assets	4	8
Accounts payable	(359)	2,557
Accrued expenses and other liabilities	(157)	(636)
Operating lease liabilities	(429)	(372)
Deferred revenue	(3,758)	(4,386)
Net cash used in operating activities	(29,665)	(13,613)
Cash flows from investing activities
Purchase of property and equipment	(1,561)	(165)
Sales and maturities of marketable securities	44,415	40,645
Purchases of marketable securities	(54,571)	(19,868)
Net cash (used in) provided by investing activities	(11,717)	20,612
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	29,998
Proceeds from issuance of common stock upon exercise of stock options	265	439
Payment of Business Combination and PIPE Financing transaction costs	(8)	(26)
Net cash provided by financing activities	257	30,411
Net change in cash, cash equivalents and restricted cash	(41,125)	37,410
Cash, cash equivalents and restricted cash, beginning of period	145,024	30,660

Cash, cash equivalents and restricted cash, end of period	$103,899	$68,070

Supplemental cash flow information:
Cash paid for leases	$465	$452
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$500	$81
Preferred stock issuance costs included in accounts payable and accrued expenses	$-	$8
Merger with BCTG and PIPE financing deferred offering costs included in accounts payable and accrued expenses	$-	$347

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

Tango Therapeutics, Inc. (together with its consolidated subsidiaries, “Tango” or the “Company”) was incorporated in Delaware on May 21, 2020. On April 13, 2021, the Company, BCTG Merger Sub Inc., a Delaware corporation, and Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc. or “Old Tango”) signed a definitive merger agreement (the "Merger Agreement"). Pursuant to the Merger Agreement, the business combination ("Business Combination") was approved on August 9, 2021 by shareholders of BCTG Acquisition Corp. ("BCTG"), resulting in BCTG acquiring 100% of Old Tango's issued and outstanding equity securities on August 10, 2021. As a result of the Business Combination, BCTG was renamed Tango Therapeutics, Inc.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results for the year ending December 31, 2022, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.

2.
Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table summarizes the elements of the net proceeds from the Business Combination and PIPE Financing transaction (in thousands):

Recapitalization
Cash - BCTG's Trust Account and cash (net of redemptions)	$156,013
Cash - PIPE Financing	186,100
Less transaction costs and advisory fees paid	(15,844)
Net cash proceeds from the Business Combination and PIPE Financing	326,269
Add: non-cash net assets assumed from BCTG	3
Net contributions from Business Combination and PIPE Financing	$326,272

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

The merger consideration of 55,000,000 shares of New Tango common stock issued to Old Tango equity holders consists of 48,593,803 shares issued in exchange for Old Tango common and preferred shares outstanding, included in the table above, as well as 6,406,197 shares issued in exchange for the Old Tango unvested restricted stock awards and unexercised stock options outstanding immediately prior to the effective time of the Business Combination.

Retroactive Application of Recapitalization

As discussed above, the Business Combination with BCTG, which was consummated on August 10, 2021, is accounted for as a reverse recapitalization of equity structure. Under the reverse recapitalization model, the Business Combination was treated as Old Tango issuing equity for the net assets of BCTG, with no goodwill or intangible assets recorded. Under this method of accounting, BCTG was treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the fact that subsequent to the Business Combination, Old Tango’s stockholders possess a majority of the voting power of the combined company, the combined company comprises all of the ongoing operations of Old Tango, the combined company comprises a majority of the governing body of Old Tango, and the combined company’s senior management comprises all of the senior management of Old Tango.

These unaudited condensed consolidated financial statements contain recasted stockholders' equity balances resulting from the retroactive application of reverse recapitalization accounting in accordance with U.S. GAAP.

Pursuant to the terms of the Merger Agreement, upon the closing of the Business Combination on August 10, 2021 (the “Effective Time”), each share of Old Tango’s redeemable convertible preferred stock (the “Preferred Stock”) issued and outstanding immediately prior to the Effective Time was converted into a share of the Company’s common stock using the exchange ratio of 0.34.

All common shares, as well as previously issued share options and restricted stock awards (“RSAs”), presented in the accompanying unaudited recasted condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity and/or in the related notes are presented on an as-converted basis, converted at the ratio of 0.34. The basic and diluted weighted-average shares of common stock outstanding for the three month period ended March 31, 2021 has been retroactively converted using the exchange ratio of 0.34. The historical proceeds from the issuance of preferred stock, less the par value of the historical preferred shares that were converted into common shares using the 0.34 ratio at the Effective Time, have been reclassified to additional paid in capital for the three month period ended March 31, 2021.

Date	Description	Redeemable Convertible Preferred Stock	Preferred to Common Exchange Ratio	Common Stock Shares	8/10/2021 Merger Recapitalization Exchange Ratio	Recapitalization Common Stock
3/18/2021	Series B (tranche 2)	22,686,025	1.00	22,686,025	0.34	7,706,861

The following table summarizes the weighted-average common shares, basic and diluted, for the three months ended March 31, 2021:

Date	Description	As previously recorded	8/10/2021 Merger Exchange Ratio	Recapitalized Common Stock	Days Outstanding in 2021	% of weighting	Weighted average common shares
3/31/2021	Weighted-average shares, basic and diluted	13,731,583	0.34	4,643,802	89	100%	4,643,802
12/31/2019	Series A shares	55,700,000	0.34	18,922,317	89	100%	18,922,317
4/7/2020	Series B shares	22,686,025	0.34	7,706,443	89	100%	7,706,443
8/17/2020	Series B-1 shares	27,152,255	0.34	9,223,621	89	100%	9,223,621
3/18/2021	Series B shares (tranche 2)	22,686,025	0.34	7,706,861	13	14%	1,078,960
Weighted average number of common shares outstanding – basic and diluted for the three months ended March 31, 2021							41,575,143

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

Amended Gilead Agreement

In August 2020, Gilead made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as well as of the March 31, 2022 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

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

The Company is eligible to receive up to $410.0 million per program in license, research extension, and clinical, regulatory, and commercial milestones and royalties on future sales of commercialized products, if any.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at March 31, 2022. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, the $12.0 million payment pursuant to the research extension fee in December 2020, and the $12.0 million payment pursuant to the research extension fee in September 2021. During the three months ended March 31, 2022 and 2021, the Company recognized $5.8 million and $6.4 million, respectively, of collaboration revenue associated with the Gilead Agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of March 31, 2022 and December 31, 2021, the Company had short-term deferred revenue of $25.0 million and $26.0 million, respectively, and long-term deferred revenue of $112.0 million and $114.7 million, respectively, related to the Gilead collaboration. The remaining long-term revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 5.4 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s unaudited condensed consolidated balance sheets. As of March 31, 2022, $4.0 million of the ongoing research extension fee total of $12.0 million had been received, $2.0 million had been recorded as accounts receivable and the remaining $6.0 million was determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset. The contract asset balance is presented net of the deferred revenue contract liability.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

5.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of March 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$13,861	$—	$—	$13,861
U.S. Treasury bills	—	38,797	—	38,797
Marketable debt securities:
U.S. Treasury bills	—	290,201	—	290,201
U.S. government agency bonds	—	59,775	—	59,775
Total assets	$13,861	$388,773	$—	$402,634

	Fair Market Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$62,244	$—	$—	$62,244
U.S. Treasury bills	—	38,433	—	38,433
Marketable debt securities
U.S. Treasury bills	—	287,123	—	287,123
U.S. government agency bonds	—	55,387	—	55,387
Total assets	$62,244	$380,943	$—	$443,187

There were no transfers between fair value levels during the three months ended March 31, 2022.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$292,838	$—	$(2,637)	$290,201
U.S. government agency bonds	60,548	—	(773)	59,775
	$353,386	$—	$(3,410)	$349,976

	Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$287,699	$1	$(577)	$287,123
U.S. government agency bonds	55,576	—	(189)	55,387
	$343,275	$1	$(766)	$342,510

The Company holds investment grade marketable securities, with $3.4 million of U.S. Treasury bills and U.S. government agency bonds considered to be in an unrealized loss position as of March 31, 2022 and $0.8 million considered to be in an unrealized loss position as of December 31, 2021. Although these marketable securities are held at an unrealized loss position at March 31, 2022, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered. Further, the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. As a result, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.2 million in accrued interest at both March 31, 2022 and December 31, 2021.

7.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net as of March 31, 2022 and December 31, 2021 consists of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$5,703	$5,587
Computer equipment	198	198
Computer software	125	125
Furniture and fixtures	467	467
Leasehold improvements	246	246
Construction in progress	2,629	738
	9,368	7,361
Less: Accumulated depreciation	(2,830)	(2,529)
Property and equipment, net	$6,538	$4,832

Depreciation expense was $0.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of March 31, 2022 and December 31, 2021 include the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Payroll and employee-related costs	$1,352	$3,688
Research and development costs	7,441	5,533
Other	900	666
Total accrued expenses and other current liabilities	$9,693	$9,887

Restricted Cash

As of March 31, 2022 and 2021, the Company maintained a restricted cash balance of $4.0 million and $2.3 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. The cash will remain restricted in accordance with the lease agreements absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	March 31, 2022	March 31, 2021
	(in thousands)
Cash and cash equivalents	$99,909	$65,791
Restricted cash	3,990	2,279
Cash, cash equivalents and restricted cash	$103,899	$68,070

8.
Commitments and Contingencies

Other Funding Commitments

As of March 31, 2022, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, construction companies, contract research organizations and clinical trial sites. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party under the terms of the contract, including as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2022, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Conversion of Redeemable Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each share of Old Tango’s Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into a share of Old Tango’s common stock and subsequently converted into shares of New Tango common stock using an exchange ratio of 0.34. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization, therefore, resulting in no outstanding Preferred Stock as of March 31, 2022 and 2021. Refer to Note 3 for additional discussion.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of March 31, 2022. The shares of preferred stock are currently undesignated.

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

The 2021 Stock Option and Incentive Plan (the “2021 Plan”) became effective upon the closing of the Business Combination and replaced the 2017 Stock Option and Grant Plan. The 2021 Plan allows the Company to make equity and equity-based incentive awards to officers, employees, non-employee directors and consultants. As of March 31, 2022, the Company had 7,149,519 shares available for future issuance under the 2021 Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$1,642	$460
General and administrative	1,563	490
Total	$3,205	$950

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

The following table summarizes the stock option activity for the three months ended March 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in years)
Options outstanding as of December 31, 2021	9,372,993	$5.59	8.55	$51,415,394
Granted	3,499,675	9.31
Exercised	(111,315)	2.39
Cancelled	(19,407)	2.84
Options outstanding as of March 31, 2022	12,741,946	$6.64	8.49	$27,139,806
Options exercisable as of March 31, 2022	2,898,853	$2.84	6.68	$14,120,122

As of March 31, 2022, total unrecognized compensation expense related to stock options was $27.1 million, which the Company expects to recognize over a remaining weighted-average period of 3.1 years.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	(in thousands, except per share data)
	2022	2021
Numerator:
Net loss	$(25,208)	$(12,106)
Denominator:
Weighted-average common stock outstanding – basic and diluted	87,670,653	41,575,143
Net loss per common share – basic and diluted	$(0.29)	$(0.29)

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

	March 31,
	2022	2021
Stock options to purchase common stock	12,741,946	6,445,622
Unvested restricted common stock	—	87,249
Total	12,741,946	6,532,871

12.
Income Taxes

The Company’s effective income tax rate was 0.0% and -0.6% for the three months ended March 31, 2022 and 2021, respectively. The income tax provision was $0 and $74 thousand for the three months ended March 31, 2022 and 2021, respectively. The change in the provision for income taxes for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to taxable deferred revenue in 2021 partially offset by the utilization of federal and state net operating losses and federal and state tax credits. For 2022, the Company assessed the new requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which became effective as of January 1, 2022. The Company is forecasting a taxable loss position in 2022 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three months ended March 31, 2022 and 2021 differed from the federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead program, TNG908, a protein arginine methyl transferase 5, or PRMT5, inhibitor is synthetic lethal with MTAP deletion, is being developed as a treatment for cancers with MTAP deletions. MTAP deletions occur in 10% to 15% of all human cancers. In preclinical studies, TNG908 demonstrated 15-fold greater potency in cells with MTAP deletions than those without and showed strong regressions in multiple cancer types. In the first quarter of 2022, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for the Phase 1/2 clinical trial and granted Fast Track designation to TNG908. The Phase 1/2 clinical trial is open for enrollment and will evaluate safety and efficacy in multiple indications, with specific cohorts for non-small cell lung cancer, malignant peripheral nerve sheath cancer, mesothelioma, and cholangiocarcinoma, with glioblastoma planned for the dose expansion phase. The clinical trial also includes a histology-agnostic cohort for all other MTAP-deleted solid tumors. We expect to have initial safety and efficacy data in the first half of 2023.

Given the large number of patients with MTAP-deleted cancers, we are investing in our PRMT5 franchise to develop a product candidate with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. We plan to file an IND for TNG462 in the first half of 2023. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. Glioblastoma will be excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical primate models.

Our development candidate, TNG260, an inhibitor of an undisclosed synthetic lethal target (Target 3), reverses the immune evasion effect of serine-threonine kinase 11 (STK11) loss-of-function mutations. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. We expect to file an IND for TNG260 in 2023.

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

Subject to the terms of the Merger Agreement, at the effective time of the Business Combination, each share of Old Tango redeemable convertible preferred stock issued and outstanding immediately prior to the effective time of the Business Combination was converted into a share of New Tango common stock, at the conversion ratio of 0.34. At the effective time of the Business Combination, each option to purchase Old Tango common stock became an option to purchase shares of New Tango common stock, subject to adjustment in accordance with the exchange ratio.

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. Since our inception, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead Sciences, Inc., or Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and PIPE Financing transactions (as described above) and another $214.1 million through our collaboration with Gilead.

We believe that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2022 of $449.9 million will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2022 and 2021, our net losses were $25.2 million and $12.1 million, respectively. We had an accumulated deficit of $186.5 million as of March 31, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio, as well as hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials and our expenditures on other research and development activities.

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

In December 2020 and September 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. A total of $8.0 million of fees related to the research extensions have not been received as of March 31, 2022 as these were determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset, however, we determined that achievement of the entire research extension fees was probable and that a significant reversal in the amount of cumulative revenue recognized would not occur.

In April 2021, Gilead licensed a program for an $11.0 million fee. The $11.0 million license fee was received and recognized as revenue in the second quarter of 2021 since we have no continued involvement in the advancement of the program, Gilead can benefit from the license on its own and the license is separately identifiable from the research services.

As of March 31, 2022, $56.0 million has been recognized as collaboration revenue related to the upfront and research extension payments from the Gilead Agreement.

During the three months ended March 31, 2022 and 2021, we recognized $5.8 million and $6.4 million, respectively, of collaboration revenue associated with the Gilead Agreement based on performance completed during each period.

Refer to Note 4 to our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

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

We do not allocate employee costs, costs associated with our target discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We characterize research and development costs incurred prior to the identification of a product candidate as discovery costs. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical, development and manufacturing activities.

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
TNG908 direct program expenses	$2,529	$2,207
USP1 direct program expenses	2,183	1,468
Discovery direct program expenses	10,485	4,927
Unallocated research and development expenses:
Personnel related expenses	6,530	3,879
Facilities and other related expenses	2,603	2,519
Total research and development expenses	$24,330	$15,000

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

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs as well as investor and public relations expenses associated with operating as a public company.

Other Income (Expense), Net

Interest Income

Interest income consists of income earned and losses incurred in connection with our investments in money market funds, U.S. Treasury bills and U.S. government agency bonds.

Other Expense, Net

Other expense, net consists of miscellaneous expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded no provision for income taxes for the three months ended March 31, 2022 and an insignificant provision for income taxes for the three months ended March 31, 2021.

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$5,758	$6,386	$(628)
Operating expenses:
Research and development	24,330	15,000	9,330
General and administrative	6,807	3,467	3,340
Total operating expenses	31,137	18,467	12,670
Loss from operations	(25,379)	(12,081)	(13,298)
Other income (expense):
Interest income	218	104	114
Other expense, net	(47)	(55)	8
Total other income, net	171	49	122
Loss before income taxes	(25,208)	(12,032)	(13,176)
Provision for income taxes	—	(74)	74
Net loss	(25,208)	(12,106)	(13,102)
Net loss and comprehensive loss	$(27,853)	$(12,091)	$(15,762)

Collaboration Revenue

Collaboration revenue of $5.8 million and $6.4 million for the three months ended March 31, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $0.6 million was due to lower research costs incurred under the collaboration during the three months ended March 31, 2022 resulting in lower collaboration revenue recognition.

Research and Development Expenses

Research and development expense was $24.3 million for the three months ended March 31, 2022 compared to $15.0 million for the three months ended March 31, 2021. The increase of $9.3 million was primarily due to a $6.2 million increase in external CRO expenses and lab supplies primarily relating to the advancement of our programs. Additionally, personnel-related costs increased $2.2 million primarily due to an increase of share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $6.8 million for the three months ended March 31, 2022 compared to $3.5 million for the three months ended March 31, 2021. The increase of $3.3 million was primarily due to a $2.0 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

Interest Income

Interest income was $0.2 million for the three months ended March 31, 2022 compared to interest income of $0.1 million for the three months ended March 31, 2021. Interest income and expense was not significant for the three month periods primarily due to low interest rates in each period.

Other Expense, Net

Other expense, net was less than $0.1 million for both the three months ended March 31, 2022 and 2021. Other expense was not significant for both the three months ended March 31, 2022 and 2021.

Provision for Income Taxes

Provision for income taxes was $0 for the three months ended March 31, 2022 compared to $0.1 million for the three months ended March 31, 2021. The tax provision in the period ended March 31, 2021 is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of equity in the form of stock and from the proceeds received from our collaboration with Gilead. To date, we have raised an aggregate of approximately $166.9 million of gross proceeds from the private placement of preferred shares, $342.1 million of gross proceeds from the Business Combination and PIPE Financing transactions, and $214.1 million through the collaboration with Gilead. As of March 31, 2022, we had cash and cash equivalents and marketable securities of $449.9 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2022 of $449.9 million will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our cash flows for each of the nine month periods presented:

	Three Months Ended March 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(29,665)	$(13,613)	$(16,052)
Net cash (used in) provided by investing activities	(11,717)	20,612	(32,329)
Net cash provided by financing activities	257	30,411	(30,154)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(41,125)	$37,410	$(78,535)

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

Net cash used in operating activities was $29.7 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $13.6 million for the three months ended March 31, 2021. The increase in net cash used in operating activities for the three months ended March 31, 2022 was primarily due to an increase to the net loss as a direct result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by higher non-cash expenses, including stock compensation.

Investing Activities

Net cash used in investing activities was $11.7 million for the three months ended March 31, 2022 compared to net cash provided by investing activities of $20.6 million for the three months ended March 31, 2021. The increase in net cash used in investing activities was primarily due to an increase in purchases of marketable securities partially offset by increased sales and maturities of marketable securities as compared to the three month period ended March 31, 2021.

Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2022 compared to net cash provided by financing activities of $30.4 million for the three months ended March 31, 2021. The decrease in net cash provided by financing activities was a result of $30.0 million in net proceeds related to the issuance of shares of redeemable convertible Series B preferred stock in March 2021. The cash provided by financing activities for the three months ended March 31, 2022 was the result of cash provided from the exercises of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$1,108	$1,108	$—	$—	$—
Total	$1,108	$1,108	$—	$—	$—

The commitment amounts in the table above reflect the minimum payments due under our operating lease for office and laboratory space at our 100 Binney Street, Cambridge, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at March 31, 2022. In November 2021, we entered into a lease termination agreement for the leased office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease termination agreement is a modification of the lease agreement for these premises that provides, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date, which earlier date shall be no later than October 15, 2022.

The table does not include the minimum payments due under our new operating lease for office and laboratory space at 201 Brookline Avenue, Boston, Massachusetts as we have not occupied the premises and the lease payments in connection with this lease are yet to commence as of March 31, 2022. Commitments pertaining to the 201 Brookline Avenue lease will be added to the table above, and also recognized as operating lease liabilities on our balance sheet upon achievement of the new lease commencement date. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of March 31, 2022.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of March 31, 2022 and December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our unaudited condensed consolidated financial statements and related notes in this Quarterly Report on Form 10-Q for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed within Note 2 of our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also in Note 2 to our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $449.9 million and $485.3 million as of March 31, 2022 and December 31, 2021, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are a precision oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since the Company's inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring and developing intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. Our first investigational new drug, or IND, application, for TNG908, was cleared by the FDA in the first quarter of 2022. Other than TNG908, all of our product candidates are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on cash and cash equivalent holdings, our stockholders’ equity and working capital.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant net losses since our inception. For the three months ended March 31, 2022, our net loss was $25.2 million. As of March 31, 2022, we had an accumulated deficit of $186.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Further, our most advanced program is a PRMT5 inhibitor, TNG908. Given the large number of patients with MTAP-deleted cancers, we are investing in our PRMT5 franchise to develop a product candidate with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. Glioblastoma will be excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical primate models. If additional preclinical or clinical evaluation of our next-generation compounds supports this hypothesis, we may elect to promote TNG462 as our lead PRMT5 inhibitor, which may result in a delay to our development timeline for the lead PRMT5 program of approximately 12 to 18 months. If we elect to promote this next-generation compound, it may result in the delay in receiving potential revenue from product sales, if approved by regulatory authorities.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and our Phase 1/2 clinical trial is open for enrollment. We also plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file INDs for TNG260, our inhibitor of an undisclosed target for STK11-mutant cancers (Target 3) and for our USP1 inhibitor program in 2023. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates.

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

We have not yet demonstrated our ability to successfully register, initiate, enroll and complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022. Other than TNG908, our programs are still in preclinical development and may never advance to clinical development. We plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file INDs for TNG260, our inhibitor of an undisclosed target for STK11-mutant cancers (Target 3) and for our USP1 inhibitor program in 2023. We may not be able to file such INDs or INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be improved upon or delayed.

For example, we extended the timeline for filing an IND for our USP1 inhibitor program as we continue to work on a development candidate that has improved pharmaceutical properties. Moreover, we cannot be sure that submission of an IND will result in the U.S. Food and Drug Administration, or FDA, allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the IND for our lead program, TNG908, was cleared by the FDA, it is possible that patients may not be enrolled and the study may not be completed (and preliminary, initial or final trial results may not be available) on time. Similarly, future clinical trials may not begin on time or be completed on schedule, if at all.

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

From time to time, we may publicly disclose interim, top-line or preliminary data from our current and future clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, preliminary, interim and top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, following the FDA's clearance of our IND application for the Phase 1/2 clinical trial of TNG908, we and our third-party CRO have initiated multiple clinical trial sites and engaged with the clinical trial sites to enroll patients. While patients have not been dosed in the TNG908 trial to date, we continue to expect that the trial will enroll patients in the second quarter of 2022. If we were to experience slower than expected enrollment, due to limited site resources resulting from COVID-19, limited trial populations due to competitive trials or other factors beyond our control, the results from the TNG908 Phase 1/2 trials (as well as the timing for dose escalation and dose expansion) and the regulatory approval (if any) for TNG908 may extend beyond the period we have targeted or beyond the timeline expected by investors.

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

We received clearance of our IND application for TNG908 in the first quarter of 2022 and our Phase 1/2 clinical trial is now open for enrollment. We also plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file INDs for TNG260, our inhibitor of an undisclosed target for STK11-mutant cancers (Target 3), and for our USP1 inhibitor program in 2023. However, we may not be able to file such INDs or INDs for future product candidates for our precision oncology or other programs on the timelines we expect. We have in the past, for example, extended the timeline for filing an IND for our USP1 inhibitor program as we continue to work on a development candidate that has improved pharmacologic properties.

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

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

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

We plan to conduct certain clinical trials outside the United States, and these jurisdictions may include countries in Europe, Australia or other foreign jurisdictions. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. We received clearance of our IND application for TNG908 in the first quarter of 2022 and our Phase 1/2 clinical trial is now open for enrollment, otherwise, all of our product candidates are in discovery or preclinical development. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

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

The COVID-19 pandemic, or a similar pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates and the initiation and completion of clinical trials.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Beginning in 2020 and continuing through the date of this filing, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread across the world. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve, and countries continue to respond the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies and clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and could adversely impact our preclinical or clinical trial operations in the United States and our future clinical trial sites in foreign jurisdictions, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we expect that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials and the reporting of clinical trial results is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic, including our clinical trial for TNG908, a Phase 1/2 clinical trial that is now open for enrollment in the United States (the timing of which may be impacted by, among other things, the COVID-19 pandemic). Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, including TNG908, as well as our business generally, include:

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

• business disruptions caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home, and disruptions to or delays in ongoing laboratory experiments;

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

Our employees, including our lab personnel, are currently working at our office headquarters. We have, in the past, taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring certain of our employees to work remotely, suspending all non-essential travel worldwide for our employees, implementing COVID-19 testing policies for employees in certain instances and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business (and certain of these measures remain in place). We cannot presently predict the scope and severity of the planned and potential shutdowns or disruptions of businesses and government agencies, such as the SEC or FDA.

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

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing, promoting and selling approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead product candidate, TNG908, is an oral small molecule inhibitor of PRMT5. We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration which occurs in 10% to 15% of all human tumors, including NSCLC, mesothelioma, cholangiocarcinoma, and GBM, as well as indications where there are limited treatment options with no standard of care, including MPNST. Our next-generation PRMT5 product candidate, TNG462, is being developed for the same patient population as TNG908 with the exception of GMB as TNG462 does not cross the blood-brain barrier in preclinical primate models. Additionally, our undisclosed Target 3 program is being developed for certain patients with STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 15% of NSCLC, 15% of cervical cancers, 10% carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. USP1 is a strong synthetic lethal target for BRCA1/2-mutant, which are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

We do not have the ability to independently conduct clinical trials. We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 1/2 clinical trial of TNG908, and for any other product candidates that emerge from our precision oncology programs. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates. We will not control the design or conduct of the investigator-sponsored trials, and it is possible that the FDA or non-U.S. regulatory authorities will not view these investigator-sponsored trials as providing adequate support for future clinical trials, whether controlled by us or third parties, for any number of reasons, including elements of the design or execution of the trials or safety concerns or other trial results.

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

We rely and expect to continue to rely heavily on third parties for execution of clinical trials for our product candidates and control only certain aspects of their activities (and such control may be based on contractual provisions that may be breached by the third-party). For example, for the Phase 1/2 clinical trial of TNG908, we expect to rely on one CRO for the conduct of the trial and one manufacturer to manufacture the study drug to be used during the course of the trial. We are responsible for ensuring that each of our clinical trials and the study drug is conducted and manufactured in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on a CRO or CDMO will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties, suspension/hold or termination of trials and other penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our future clinical trials will comply with GCPs. In addition, our clinical trials generally must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators, third party manufacturers or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we have designed our Phase 1/2 clinical trial of TNG908 and intend to design the future clinical trials for our product candidates, the operational details of these trials will be executed by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive regulatory approval. In some cases, we rely on one party to manufacture our preclinical and clinical products and we exercise limited direct control over this manufacturer (and it would be time consuming and expensive to move production to a new manufacturer, if we were able to do so at all). This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we rely on a limited number of CROs to perform certain chemistry-related work on our preclinical product candidates. One such CRO is located in Ukraine, which was invaded by Russia in February 2022 and, as a result, their work on our behalf of was interrupted. Another CRO, with operations in Shanghai, was impacted when lock-down procedures were recently implemented due to COVID-19 and was unable to operate at full capacity. Events such as those in Ukraine and China may delay development of our future product candidates, and such delay may materially impact the timing for moving products into development candidate stage and IND-enabling studies, as well as initiating trials.

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

The active pharmaceutical ingredients, or API, and drug product we expect to use in all of our product candidates are supplied to us from single-source suppliers. In some cases, both the API and drug product are manufactured and supplied by the same single-source (as is the case with respect to the supply of TNG908 for use in our Phase 1/2 clinical trial). Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand (and to meet requirements in connection with our planned clinical trials), depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We are also unable to predict how changing global economic conditions or global health concerns such as the ongoing COVID-19 pandemic, as well as potential supply chain disruptions or cost increases related thereto, will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers will be able to meet our demand for products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for their products on a timely basis in the past, they may subordinate our needs in the future to their other customers.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s own evaluation of a potential collaboration. Factors a potential collaborator will use to evaluate a collaboration may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, as well as industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current or future product candidates, including our current lead product candidate, TNG908, and our other future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. As of the date of the filing of this Quarterly Report on Form 10-Q, we have filed patent applications, but have no issued patents in the United States or elsewhere for our product candidates.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and the intellectual property protections we may obtain may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect TNG908 or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

We may seek accelerated approval of our current or future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of ultimate FDA approval.

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

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products (if any products are approved by applicable regulatory authorities); or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see section entitled “Business – Current and future healthcare reform legislation” as set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See section entitled “Business – Other healthcare laws" as set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers. In addition, in connection with our Phase 1/2 clinical trial, we will have access to, and may store, clinical and health information of the patients participating in the trial.

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

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws. On June 4, 2021, the EC issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The Information Commissioner’s Office, or ICO, has recently introduced new mechanisms for international transfers of personal data originating from the U.K. (an International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs), which are in force as of March 21, 2022, to replace the old form EU SCCs for U.K. transfers. The new IDTA or the U.K. addendum must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. Implementing these new safeguards will require significant effort and cost. These and other future developments regarding the flow of data across borders could increase the cost and complexity of delivering our services in some markets and may lead to governmental enforcement actions, litigation, fines, and penalties or adverse publicity, which could adversely affect our business and financial position.

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

As of March 31, 2022, we had 98 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of March 31, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 40% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine (where a vendor that performs chemistry related work on our pre-clinical product candidates is located) and, while we do not otherwise have direct exposure to Ukraine, our business and results of operations may be impacted based upon the events taking place there. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tango Therapeutics, Inc.

Dated: May 11, 2022	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)