Form 10-Q
period 2022-06-30
Tango Therapeutics, Inc.
filed 2022-08-10
CIK 1819133

usROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-39485

TANGO THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	85-1195036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Brookline Ave., Suite 901 Boston, MA	02215
(Address of principal executive offices)	(Zip Code)

(857) 320-4900

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	TNGX	Nasdaq Global Market

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

As of August 2, 2022, the registrant had 88,041,404 shares of common stock, $0.001 par value per share, outstanding.

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

•

Interim, top-line, and initial data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

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

•

If we experience delays or difficulties in the initiation, enrollment or dosing of patients in clinical trials, the announcement of clinical trial results and our receipt of necessary regulatory approvals (if any) could be delayed or prevented.

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

•

We expect to rely on third parties to conduct our clinical trials, as well as investigator-sponsored clinical trials of our product candidates (if any). If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

•

We contract with third parties for the manufacture of our product candidates for preclinical development and clinical trials and expect to continue to do so for future clinical testing and commercialization (if approved). This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of IND filings, active enrollment in clinical trials, and initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the clinical trials (including initial and final trial results) will become available;

•	our ability to discover and develop product candidates efficiently (including the advancement of development candidates on the timelines identified);

•	our ability and the potential to manufacture our drug substances and product candidates successfully for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;

•	the ability and willingness of our third-party strategic collaborators to license and to continue research and development activities relating to our development candidates and product candidates;

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024);

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$104,582	$142,745
Marketable securities	311,774	342,510
Accounts receivable	2,000	2,000
Restricted cash	567	567
Prepaid expenses and other current assets	17,162	4,516
Total current assets	436,085	492,338
Property and equipment, net	8,359	4,832
Operating lease right-of-use assets	520	1,254
Restricted cash, net of current portion	3,423	1,712
Other assets	12	19
Total assets	$448,399	$500,155
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,693	$3,226
Accrued expenses and other current liabilities	14,161	9,887
Operating lease liabilities	629	1,503
Deferred revenue	28,200	26,022
Income tax payable	1	52
Total current liabilities	44,684	40,690
Operating lease liabilities, net of current portion	—	—
Deferred revenue, net of current portion	105,011	114,718
Other long-term liabilities	—	—
Total liabilities	149,695	155,408
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2022 and December 31, 2021; 87,997,949 and 87,598,184 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	88	88
Additional paid-in capital	514,365	506,760
Accumulated other comprehensive loss	(4,347)	(765)
Accumulated deficit	(211,402)	(161,336)
Total stockholders’ equity	298,704	344,747
Total liabilities and stockholders’ equity	$448,399	$500,155

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Collaboration revenue	$5,771	$7,153	$11,529	$13,539
License revenue	-	11,000	-	11,000
Total revenue	$5,771	$18,153	$11,529	$24,539
Operating expenses:
Research and development	23,741	19,079	48,071	34,079
General and administrative	7,232	3,630	14,039	7,097
Total operating expenses	30,973	22,709	62,110	41,176
Loss from operations	(25,202)	(4,556)	(50,581)	(16,637)
Other income (expense):
Interest income	297	104	515	208
Other income (expense), net	50	(62)	3	(117)
Total other income, net	347	42	518	91
Loss before income taxes	(24,855)	(4,514)	(50,063)	(16,546)
(Provision for) benefit from income taxes	(3)	21	(3)	(53)
Net loss	$(24,858)	$(4,493)	$(50,066)	$(16,599)

Net loss per common share – basic and diluted	$(0.28)	$(0.09)	$(0.57)	$(0.37)
Weighted average number of common shares outstanding – basic and diluted	87,839,804	48,524,511	87,775,440	45,088,434

Net loss	(24,858)	(4,493)	(50,066)	(16,599)
Other comprehensive loss:
Unrealized loss on marketable securities	(937)	(30)	(3,582)	(15)
Comprehensive loss	$(25,795)	$(4,523)	$(53,648)	$(16,614)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,598,184	$88	$506,760	$(765)	$(161,336)	$344,747
Exercise of stock options	111,315	—	265	—	—	265
Stock based compensation expense	—	—	3,205	—	—	3,205
Business combination and PIPE financing, issuance costs	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(2,645)	—	(2,645)
Net loss	—	—	—	—	(25,208)	(25,208)
Balance at March 31, 2022	87,709,499	$88	$510,222	$(3,410)	$(186,544)	$320,356
Issuance of common stock from exercise of options and employee stock purchase plan	288,450	—	718	—	—	718
Stock based compensation expense	—	—	3,425	—	—	3,425
Other comprehensive loss	—	—	—	(937)	—	(937)
Net loss	—	—	—	—	(24,858)	(24,858)
Balance at June 30, 2022	87,997,949	$88	$514,365	$(4,347)	$(211,402)	$298,704

					Additional	Accumulated Other		Total
	Series B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at December 31, 2020	—	$—	40,372,133	$40	$141,644	$17	$(103,101)	$38,600
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	22,686,025	29,990	—	—	—	—	—	—
Retroactive application of recapitalization	(22,686,025)	(29,990)	7,706,861	8	29,982	—	—	29,990
Exercise of stock options	—	—	304,080	1	439	—	—	440
Vesting of restricted common stock awards	—	—	—	—	2	—	—	2
Stock based compensation expense	—	—	—	—	950	—	—	950
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(12,106)	(12,106)
Balance at March 31, 2021	—	$—	48,383,074	$49	$173,017	$32	$(115,207)	$57,891
Exercise of stock options	—	—	210,748	—	324	—	—	324
Vesting of restricted common stock awards	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	1,196	—	—	1,196
Other comprehensive income	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(4,493)	(4,493)
Balance at June 30, 2021	—	$—	48,593,822	$49	$174,540	$2	$(119,700)	$54,891

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(50,066)	$(16,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	621	416
Noncash operating lease expense	735	492
Stock-based compensation	6,630	2,146
Other, net	15	118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(12,646)	(395)
Other long-term assets	8	13
Accounts payable	(2,356)	2,749
Accrued expenses and other liabilities	4,260	(78)
Operating lease liabilities	(875)	(454)
Deferred revenue	(7,529)	(9,539)
Net cash used in operating activities	(61,203)	(21,131)
Cash flows from investing activities
Purchase of property and equipment	(3,372)	(367)
Sales and maturities of marketable securities	97,640	100,471
Purchases of marketable securities	(70,492)	(86,117)
Net cash provided by investing activities	23,776	13,987
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	29,990
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	983	764
Payment of Business Combination and PIPE Financing transaction costs	(8)	(1,089)
Net cash provided by financing activities	975	29,665
Net change in cash, cash equivalents and restricted cash	(36,452)	22,521
Cash, cash equivalents and restricted cash, beginning of period	145,024	30,660

Cash, cash equivalents and restricted cash, end of period	$108,572	$53,181

Supplemental cash flow information:
Cash paid for leases	$934	$907
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$823	$653
Merger with BCTG and PIPE financing deferred offering costs included in accounts payable and accrued expenses	$-	$401

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the year ending December 31, 2022, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.

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

3. Business Combination

On August 10, 2021 (the "Closing Date"), BCTG, a Delaware corporation and now predecessor of the Company, consummated the Business Combination, pursuant to the Merger Agreement, by and among BCTG, BCTG Merger Sub Inc., a Delaware corporation ("BCTG Merger Sub"), and Old Tango. Prior to consummation of the Business Combination, Old Tango changed its name from “Tango Therapeutics, Inc.” to “Tango Therapeutics Sub, Inc.” and in connection with the Business Combination, BCTG changed its name to “Tango Therapeutics, Inc.” (the former name of Old Tango). Pursuant to the Merger Agreement, on the Closing Date, BCTG Merger Sub merged with and into Old Tango, or the Merger, with Old Tango surviving the Merger as a wholly-owned subsidiary of BCTG, and (as noted above) BCTG changed its name to “Tango Therapeutics, Inc.”, or New Tango.

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

All common shares, as well as previously issued share options and restricted stock awards (“RSAs”), presented in the accompanying unaudited recasted condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity and/or in the related notes are presented on an as-converted basis, converted at the ratio of 0.34. The basic and diluted weighted-average shares of common stock outstanding for the three and six months ended June 30, 2021 has been retroactively converted using the exchange ratio of 0.34. The historical proceeds from the issuance of preferred stock, less the par value of the historical preferred shares that were converted into common shares using the 0.34 ratio at the Effective Time, have been reclassified to additional paid in capital for the three and six months ended June 30, 2021.

Date	Description	Redeemable Convertible Preferred Stock	Preferred to Common Exchange Ratio	Common Stock Shares	8/10/2021 Merger Recapitalization Exchange Ratio	Recapitalization Common Stock
3/18/2021	Series B (tranche 2)	22,686,025	1.00	22,686,025	0.34	7,706,861

The following table summarizes the weighted-average common shares, basic and diluted, for the three months ended June 30, 2021:

Date	Description	As previously recorded	8/10/2021 Merger Exchange Ratio	Recapitalized Common Stock	Days Outstanding in Q2 2021	% of weighting	Weighted average common shares
6/30/2021	Weighted-average shares, basic and diluted	14,485,746	0.34	4,965,270	91	100%	4,965,270
12/31/2019	Series A shares	55,700,000	0.34	18,922,317	91	100%	18,922,317
4/7/2020	Series B shares	22,686,025	0.34	7,706,443	91	100%	7,706,443
8/17/2020	Series B-1 shares	27,152,255	0.34	9,223,621	91	100%	9,223,621
3/18/2021	Series B shares (tranche 2)	22,686,025	0.34	7,706,861	91	100%	7,706,861
Weighted average number of common shares outstanding – basic and diluted for the three months ended June 30, 2021							48,524,511

The following table summarizes the weighted-average common shares, basic and diluted, for the six months ended June 30, 2021:

Date	Description	As previously recorded	8/10/2021 Merger Exchange Ratio	Recapitalized Common Stock	Days Outstanding in 2021	% of weighting	Weighted average common shares
6/30/2021	Weighted-average shares, basic and diluted	14,214,543	0.34	4,807,132	181	100%	4,807,132
12/31/2019	Series A shares	55,700,000	0.34	18,922,317	181	100%	18,922,317
4/7/2020	Series B shares	22,686,025	0.34	7,706,443	181	100%	7,706,443
8/17/2020	Series B-1 shares	27,152,255	0.34	9,223,621	181	100%	9,223,621
3/18/2021	Series B shares (tranche 2)	22,686,025	0.34	7,706,861	105	57%	4,428,922
Weighted average number of common shares outstanding – basic and diluted for the six months ended June 30, 2021							45,088,434

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

Amended Gilead Agreement

In August 2020, Gilead made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as well as of the June 30, 2022 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

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

The Gilead Agreement was accounted for as a modification of the 2018 Gilead Agreement under ASC 606 as both the scope and price of the contract were changed under the Gilead Agreement. The additional goods and services to be provided under the Gilead Agreement are not distinct from the combined performance obligation identified under the 2018 Gilead Agreement which was only partially satisfied at the date of contract modification. As such, the Company identified a single combined performance obligation under the Gilead Agreement consisting of the research services and continued participation on the joint steering committee during the research term. As a result, the Company’s progress towards completing its research services to Gilead over the seven-year term of the Gilead Agreement was lower than its progress under the three-year term of the 2018 Gilead Agreement and a cumulative catch-up adjustment was recorded during the third quarter of 2020 resulting in a charge of $11.3 million against revenue previously recognized through the date of the Gilead Agreement.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at June 30, 2022. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, the $12.0 million payment pursuant to the research extension fee in December 2020, and the $12.0 million payment pursuant to the research extension fee in September 2021. During the six months ended June 30, 2022 and 2021, the Company recognized $11.5 million and $13.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of June 30, 2022 and December 31, 2021, the Company had short-term deferred revenue of $28.2 million and $26.0 million, respectively, and long-term deferred revenue of $105.0 million and $114.7 million, respectively, related to the Gilead collaboration. The remaining long-term revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 5.1 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s unaudited condensed consolidated balance sheets. As of June 30, 2022, $6.0 million of the ongoing research extension fee total of $12.0 million had been received, $2.0 million had been recorded as accounts receivable and the remaining $4.0 million was determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset. The contract asset balance is presented net of the deferred revenue contract liability.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

5.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of June 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$39,303	$—	$—	$39,303
U.S. Treasury bills	—	12,893	—	12,893
Marketable debt securities:
U.S. Treasury bills	—	236,359	—	236,359
U.S. government agency bonds	—	75,415	—	75,415
Total assets	$39,303	$324,667	$—	$363,970

	Fair Market Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$62,244	$—	$—	$62,244
U.S. Treasury bills	—	38,433	—	38,433
Marketable debt securities
U.S. Treasury bills	—	287,123	—	287,123
U.S. government agency bonds	—	55,387	—	55,387
Total assets	$62,244	$380,943	$—	$443,187

There were no transfers between fair value levels during the six months ended June 30, 2022.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$239,660	$—	$(3,301)	$236,359
U.S. government agency bonds	76,461	6	(1,052)	75,415
	$316,121	$6	$(4,353)	$311,774

	Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$287,699	$1	$(577)	$287,123
U.S. government agency bonds	55,576	—	(189)	55,387
	$343,275	$1	$(766)	$342,510

The Company holds marketable debt securities with an aggregate fair value of $89.4 million as of June 30, 2022 with contractual maturity dates greater than one year.

The Company holds investment grade marketable securities, with $4.4 million of U.S. Treasury bills and U.S. government agency bonds considered to be in an unrealized loss position as of June 30, 2022 and $0.8 million considered to be in an unrealized loss position as of December 31, 2021. Although these marketable securities are held at an unrealized loss position at June 30, 2022, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered. Further, the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. As a result, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.3 million in accrued interest at June 30, 2022 and $0.2 million in accrued interest at December 31, 2021.

7.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net as of June 30, 2022 and December 31, 2021 consists of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$5,860	$5,587
Computer equipment	198	198
Computer software	125	125
Furniture and fixtures	467	467
Leasehold improvements	246	246
Construction in progress	4,606	738
	11,502	7,361
Less: Accumulated depreciation	(3,143)	(2,529)
Property and equipment, net	$8,359	$4,832

Depreciation expense was $0.6 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

At June 30, 2022, the balance of construction in process includes construction costs for lessee-owned improvements and costs associated with laboratory equipment under installation at the leased office and laboratory premises at 201 Brookline Avenue. The in-progress construction projects are expected to be completed and the 201 Brookline Avenue lease is expected to commence in the third quarter of 2022.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2022 and December 31, 2021 include the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Payroll and employee-related costs	$2,926	$3,688
Research and development costs	10,318	5,533
Other	917	666
Total accrued expenses and other current liabilities	$14,161	$9,887

Restricted Cash

As of June 30, 2022 and 2021, the Company maintained a restricted cash balance of $4.0 million and $2.3 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. The cash will remain restricted in accordance with the lease agreements absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	June 30, 2022	June 30, 2021
	(in thousands)
Cash and cash equivalents	$104,582	$50,902
Restricted cash	3,990	2,279
Cash, cash equivalents and restricted cash	$108,572	$53,181

8.
Commitments and Contingencies

Other Funding Commitments

As of June 30, 2022, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the operation and preparation for clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, construction companies, contract research organizations, clinical trial sites, and other parties. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party under the terms of the contract, including as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2022, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Conversion of Redeemable Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each share of Old Tango’s Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into a share of Old Tango’s common stock and subsequently converted into shares of New Tango common stock using an exchange ratio of 0.34. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization, therefore, resulting in no outstanding Preferred Stock as of June 30, 2022 and 2021. Refer to Note 3 for additional discussion.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of June 30, 2022. The shares of preferred stock are currently undesignated.

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

The 2021 Stock Option and Incentive Plan (the “2021 Plan”) became effective upon the closing of the Business Combination and replaced the 2017 Stock Option and Grant Plan. The 2021 Plan allows the Company to make equity and equity-based incentive awards to officers, employees, non-employee directors and consultants. As of June 30, 2022, the Company had 7,049,248 shares available for future issuance under the 2021 Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$1,656	$552	$3,298	$1,012
General and administrative	1,769	644	3,332	1,134
Total	$3,425	$1,196	$6,630	$2,146

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

The following table summarizes the stock option activity for the six months ended June 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in years)
Options outstanding as of December 31, 2021	9,372,993	$5.59	8.55	$51,415,394
Granted	4,132,175	8.88
Exercised	(357,212)	2.01
Cancelled	(713,745)	9.47
Options outstanding as of June 30, 2022	12,434,211	$6.56	8.59	$9,642,834
Options exercisable as of June 30, 2022	3,096,025	$3.16	7.01	$6,047,673

As of June 30, 2022, total unrecognized compensation expense related to stock options was $42.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination. During the six months ended June 30, 2022, the Company issued 42,553 shares of common stock under the 2021 ESPP.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2022	2021	2022	2021
Numerator:
Net loss	$(24,858)	$(4,493)	$(50,066)	$(16,599)
Denominator:
Weighted-average common stock outstanding – basic and diluted	87,839,804	48,524,511	87,775,440	45,088,434
Net loss per common share – basic and diluted	$(0.28)	$(0.09)	$(0.57)	$(0.37)

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

	June 30,
	2022	2021
Stock options to purchase common stock	12,434,211	6,494,737
Unvested restricted common stock	—	5,524
Total	12,434,211	6,500,261

12.
Income Taxes

The Company’s effective income tax rate was 0.0% and -0.3% for the three months ended June 30, 2022 and 2021, respectively, and 0.0% and -0.3% for the six months ended June 30, 2022 and 2021, respectively. The income tax provision was $3 thousand and the income tax benefit was $21 thousand for the three months ended June 30, 2022 and 2021, respectively, and the income tax provision was $3 thousand and $53 thousand for the six months ended June 30, 2022 and 2021, respectively. The change in the provision for income taxes for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 was primarily due to taxable deferred revenue in 2021 partially offset by the utilization of federal and state net operating losses and federal and state tax credits. For 2022, the Company assessed the new requirement to capitalize and amortize research and experimentation expenditures for U.S. tax purposes, which became effective as of January 1, 2022. The Company is forecasting a taxable loss position in 2022 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and six months ended June 30, 2022 and 2021 differed from the federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

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

Our lead program, TNG908, a protein arginine methyl transferase 5, or PRMT5, inhibitor is synthetic lethal with MTAP deletion, is being developed as a treatment for cancers with MTAP deletions. MTAP deletions occur in 10% to 15% of all human cancers. In preclinical studies, TNG908 demonstrated 15-fold greater potency in cells with MTAP deletions than those without and showed strong regressions in multiple cancer types. In the first quarter of 2022, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for the Phase 1/2 clinical trial and granted Fast Track designation to TNG908. Additionally, in the third quarter of 2022, the FDA granted Orphan Drug Designation to TNG908 for the treatment of malignant peripheral nerve sheath tumors (MPNST). Patients are actively being enrolled in the Phase 1/2 clinical trial which will evaluate safety and efficacy in multiple indications, with specific cohorts for non-small cell lung cancer, MPNST, mesothelioma and cholangiocarcinoma, with glioblastoma planned for the dose expansion phase. The clinical trial also includes a histology-agnostic cohort for all other MTAP-deleted solid tumors. We expect to have initial safety and efficacy data in the first half of 2023.

Given the large number of patients with MTAP-deleted cancers, we are investing in our PRMT5 franchise to develop a product candidate with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. We plan to file an IND for TNG462 in the first half of 2023. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. Glioblastoma will be excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models.

Our development candidate, TNG260, an inhibitor of an undisclosed synthetic lethal target (Target 3), reverses the immune evasion effect of serine-threonine kinase 11 (STK11) loss-of-function mutations. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. We expect to file an IND for TNG260 in the first half 2023.

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

Financial Overview

Since the Company's (Old Tango's) inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead Sciences, Inc., or Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and PIPE Financing transactions (as described above) and another $216.1 million through our collaboration with Gilead.

We believe that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2022 of $416.4 million will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. Since inception, we have incurred significant operating losses. For the six months ended June 30, 2022 and 2021, our net losses were $50.1 million and $16.6 million, respectively. We had an accumulated deficit of $211.4 million as of June 30, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

In December 2020 and September 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. A total of $6.0 million of fees related to the research extensions have not been received as of June 30, 2022 as these were determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset, however, we determined that achievement of the entire research extension fees was probable and that a significant reversal in the amount of cumulative revenue recognized would not occur.

In April 2021, Gilead licensed a program for an $11.0 million fee. The $11.0 million license fee was received and recognized as revenue in the second quarter of 2021 since we have no continued involvement in the advancement of the program, Gilead can benefit from the license on its own and the license is separately identifiable from the research services.

As of June 30, 2022, $61.8 million has been recognized as collaboration revenue related to the upfront and research extension payments from the Gilead agreements.

During the three months ended June 30, 2022 and 2021, we recognized $5.8 million and $7.2 million, respectively, and during the six months ended June 30, 2022 and 2021 we recognized $11.5 million and $13.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
TNG908 direct program expenses	$2,278	$3,320	$4,807	$5,527
TNG462 direct program expenses	2,163	—	4,965	—
TNG260 direct program expenses	2,127	—	5,132	—
USP1 direct program expenses	1,716	2,021	3,899	3,489
Discovery direct program expenses	5,391	6,440	10,068	11,368
Unallocated research and development expenses:
Personnel related expenses	7,142	4,641	13,673	9,471
Facilities and other related expenses	2,924	2,657	5,527	4,224
Total research and development expenses	$23,741	$19,079	$48,071	$34,079

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion, costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to continue to increase significantly as we commence clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•
the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies, clinical trials and other research and development activities;
•
establishing an appropriate safety profile with IND-enabling studies;
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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the U.S. Food and Drug Administration, or FDA, European Medicines Agency, or EMA, or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous expense unrelated to our core operations.

(Provision for) benefit from Income Taxes

Our (provision for) benefit from income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant (provision for) benefit from income taxes for both the three and six months ended June 30, 2022 and for the three and six months ended June 30, 2021.

Results of Operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$5,771	$7,153	$(1,382)
License revenue	—	11,000	(11,000)
Total revenue	5,771	18,153	(12,382)
Operating expenses:
Research and development	23,741	19,079	4,662
General and administrative	7,232	3,630	3,602
Total operating expenses	30,973	22,709	8,264
Loss from operations	(25,202)	(4,556)	(20,646)
Other income (expense):
Interest income	297	104	193
Other income (expense), net	50	(62)	112
Total other income, net	347	42	305
Loss before income taxes	(24,855)	(4,514)	(20,341)
(Provision for) benefit from income taxes	(3)	21	(24)
Net loss	$(24,858)	$(4,493)	$(20,365)

Collaboration Revenue

Collaboration revenue of $5.8 million and $7.2 million for the three months ended June 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $1.4 million was due to lower research costs incurred under the collaboration during the three months ended June 30, 2022 resulting in lower collaboration revenue recognized.

License Revenue

License revenue of $0 and $11.0 million for the three months ended June 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $11.0 million is primarily due to Gilead licensing a program for $11.0 million during the second quarter of 2021 as compared to no programs being licensed during the three months ended June 30, 2022.

Research and Development Expenses

Research and development expense was $23.7 million for the three months ended June 30, 2022 compared to $19.1 million for the three months ended June 30, 2021. The increase of $4.7 million was primarily due to increased spend relating to the advancement of our TNG462 and TNG260 programs. Additionally, personnel-related costs increased $2.5 million primarily due to an increase of share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $7.2 million for the three months ended June 30, 2022 compared to $3.6 million for the three months ended June 30, 2021. The increase of $3.6 million was primarily due to a $2.3 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

Interest Income

Interest income was $0.3 million for the three months ended June 30, 2022 compared to interest income of $0.1 million for the three months ended June 30, 2021. Interest income and expense were not significant for each of the three months ended June 30, 2022 and 2021.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the three months ended June 30, 2022 compared to other expense, net of less than $0.1 million for the three months ended June 30, 2021. Other income and other expense were not significant for both the three months ended June 30, 2022 and 2021.

(Provision for) benefit from Income Taxes

Provision for income taxes was less than $0.1 million for the three months ended June 30, 2022 compared to the benefit from income taxes of less than $0.1 million for the three months ended June 30, 2021. The tax provision in the period ended June 30, 2022 is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$11,529	$13,539	$(2,010)
License revenue	—	11,000	(11,000)
Total revenue	11,529	24,539	(13,010)
Operating expenses:
Research and development	48,071	34,079	13,992
General and administrative	14,039	7,097	6,942
Total operating expenses	62,110	41,176	20,934
Loss from operations	(50,581)	(16,637)	(33,944)
Other income (expense):
Interest income	515	208	307
Other income (expense), net	3	(117)	120
Total other income, net	518	91	427
Loss before income taxes	(50,063)	(16,546)	(33,517)
Provision for income taxes	(3)	(53)	50
Net loss	$(50,066)	$(16,599)	$(33,467)

Collaboration Revenue

Collaboration revenue of $11.5 million and $13.5 million for the six months ended June 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $2.0 million was due to lower research costs incurred under the collaboration during the six months ended June 30, 2022 resulting in lower collaboration revenue recognized.

License Revenue

License revenue of $0 and $11.0 million for the six months ended June 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $11.0 million is primarily due to Gilead licensing a program for $11.0 million during the second quarter of 2021 as compared to no programs being licensed during the six months ended June 30, 2022.

Research and Development Expenses

Research and development expense was $48.1 million for the six months ended June 30, 2022 compared to $34.1 million for the six months ended June 30, 2021. The increase of $14.0 million was primarily due to increased spend relating to the advancement of our TNG462 and TNG260 programs. Additionally, personnel-related costs increased $4.8 million primarily due to an increase of share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $14.0 million for the six months ended June 30, 2022 compared to $7.1 million for the six months ended June 30, 2021. The increase of $6.9 million was primarily due to a $4.3 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

Interest Income

Interest income was $0.5 million for the six months ended June 30, 2022 compared to interest income of $0.2 million for the six months ended June 30, 2021. Interest income was not significant for each of the six months ended June 30, 2022 and 2021.

Other Income (Expense), Net

Other income, net was less than $0.1 million for the six months ended June 30, 2022 compared to other expense, net of $0.1 million for the six months ended June 30, 2021. Other income and other expense were not significant for both the six months ended June 30, 2022 and 2021.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for both the six months ended June 30, 2022 and 2021. The tax provision recorded in each period is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of equity in the form of stock and from the proceeds received from our collaboration with Gilead. To date, we have raised an aggregate of approximately $166.9 million of gross proceeds from the private placement of preferred shares, $342.1 million of gross proceeds from the Business Combination and PIPE Financing transactions, and $216.1 million through the collaboration with Gilead. As of June 30, 2022, we had cash and cash equivalents and marketable securities of $416.4 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2022 of $416.4 million will enable us to fund our operating expenses and capital expenditure requirements at least into the second half of 2024. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our cash flows for each of the six month periods presented:

	Six Months Ended June 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(61,203)	$(21,131)	$(40,072)
Net cash provided by investing activities	23,776	13,987	9,789
Net cash provided by financing activities	975	29,665	(28,690)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,452)	$22,521	$(58,973)

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

Net cash used in operating activities was $61.2 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $21.1 million for the six months ended June 30, 2021. The increase in net cash used in operating activities for the six months ended June 30, 2022 was primarily due to an increase to the net loss as a direct result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by higher non-cash expenses, including stock compensation.

Investing Activities

Net cash provided by investing activities was $23.8 million for the six months ended June 30, 2022 compared to net cash provided by investing activities of $14.0 million for the six months ended June 30, 2021. The increase in net cash provided by investing activities was primarily due to a decrease in purchases of marketable securities partially offset by decreased sales and maturities of marketable securities as compared to the six months ended June 30, 2021.

Financing Activities

Net cash provided by financing activities was $1.0 million for the six months ended June 30, 2022 compared to net cash provided by financing activities of $29.7 million for the six months ended June 30, 2021. The decrease in net cash provided by financing activities was a result of $30.0 million in net proceeds related to the issuance of shares of redeemable convertible Series B preferred stock in March 2021. The cash provided by financing activities for the six months ended June 30, 2022 was the result of cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$629	$629	$—	$—	$—
Total	$629	$629	$—	$—	$—

The commitment amounts in the table above reflect the minimum payments due under our operating lease for office and laboratory space at our 100 Binney Street, Cambridge, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at June 30, 2022. In November 2021, we entered into a lease termination agreement for the leased office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease termination agreement, as amended in July of 2022, is a modification of the lease agreement for these premises that provides, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date, which earlier date shall be no earlier than August 31, 2022.

The table does not include the minimum payments due under our new operating lease for office and laboratory space at 201 Brookline Avenue, Boston, Massachusetts as we have not occupied the premises and the lease payments in connection with this lease are yet to commence as of June 30, 2022. Commitments pertaining to the 201 Brookline Avenue lease will be added to the table above, and also recognized as operating lease liabilities on our balance sheet upon achievement of the new lease commencement date. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of June 30, 2022.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of June 30, 2022 and December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 9 of our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for a description of our license agreement.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $416.4 million and $485.3 million as of June 30, 2022 and December 31, 2021, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of these investments, an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred significant net losses since our inception. For the six months ended June 30, 2022, our net loss was $50.1 million. As of June 30, 2022, we had an accumulated deficit of $211.4 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

• the timing and success or failure of ongoing and future clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

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

• timely file INDs for our programs, and clearance of these INDs to allow for commencement of such future clinical trials;

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

• obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved;

• enforce and defend intellectual property rights and claims;

• implement measures to help minimize the risk and disruption of COVID-19 to our employees as well as patients and subjects to be enrolled in our clinical trials; and

• maintain a continued acceptable safety profile of our products following approval.

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

Further, our most advanced program is a PRMT5 inhibitor, TNG908. Given the large number of patients with MTAP-deleted cancers, we are investing in our PRMT5 franchise beyond TNG908 with the goal to develop a product candidate with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. Glioblastoma will be excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. If additional preclinical or clinical evaluation of our next-generation compounds supports this hypothesis, we may elect to promote TNG462 as our lead PRMT5 inhibitor, which may result in a delay to our development timeline for the lead PRMT5 program of approximately 12 to 18 months (in this case, we would continue clinical development of TNG908, however, the focus would be on glioblastoma, which constitutes only a subset of the larger MTAP-deleted cancer patient population). If we elect to promote this next-generation compound, it may result in the delay in receiving potential revenue from product sales, if approved by regulatory authorities.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and we are actively enrolling patients in the Phase 1/2 clinical trial. We plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file INDs for TNG260, our inhibitor of an undisclosed target for STK11-mutant cancers (Target 3) in the first half of 2023 and for our USP1 inhibitor program in 2023. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. As a result of disruptions in the financial markets in general, and the recent decrease in biopharmaceutical stock prices and market capitalizations in particular, as well as the ongoing COVID-19 pandemic, equity and debt financing may be more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

We have not yet demonstrated our ability to successfully register, initiate, enroll and complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and are actively enrolling patients in the trial. Other than TNG908, our programs are still in preclinical development and may never advance to clinical development. We plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file an IND for TNG260, our inhibitor of an undisclosed target for STK11-mutant cancers (Target 3), in the first half of 2023, and an IND for our USP1 inhibitor program in 2023. We may not be able to file such INDs or INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be improved upon or delayed. For example, we extended the timeline for filing an IND for our USP1 inhibitor program as we continue to work on a development candidate that has improved pharmaceutical properties. Moreover, we cannot be sure that submission of an IND will result in the U.S. Food and Drug Administration, or FDA, allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the IND for our lead program, TNG908, was cleared by the FDA, it is possible that an adequate number of patients may not be enrolled on a timely basis, or at all, and the study may not be completed (and preliminary, initial or final trial results may not be available) on time. Similarly, future clinical trials may not begin on time or be completed on schedule, if at all.

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

Interim, top-line, and initial data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, top-line or initial data from our current and future clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data and as results from additional clinical trial participants become available and trial participants spend additional time on therapy. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line or initial results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Initial, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim data we previously published. As a result, initial, interim and top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

Further, regulatory agencies and others may not accept or agree with our assumptions, estimates, calculations conclusions or analyses or may interpret or weigh the importance of data differently, which could adversely impact the potential of the particular program, the likelihood of obtaining regulatory approval of the particular product candidate, the scope of product label, and commercialization of any approved product. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the initial, interim or top-line data that we report differ from final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

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

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, following the FDA's clearance of our IND application for the Phase 1/2 clinical trial of TNG908, we and our third-party CRO have initiated multiple clinical trial sites, and we are actively enrolling patients in the trial. While we expect to continue to enroll patients in our TNG908 clinical trial, we may experience slower than expected enrollment, due to limited site resources resulting from COVID-19, limited trial populations due to competitive trials or other factors beyond our control. Delays in enrollment may effect the timing of results from the TNG908 Phase 1/2 trials (as well as the timing for dose escalation and dose expansion) and therefore the regulatory approval (if any) for TNG908 may extend beyond the period we have targeted or beyond the timeline expected by investors.

The patient eligibility criteria defined in our trial protocols, including biomarker-driven identification, may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria. We also rely on the willingness and ability of clinicians to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials.

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as do our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates (for example, three INDs have been cleared by the FDA for clinical trials of MTA-cooperative PRMT5 inhibitors for the treatment of cancer patients, such trials have already enrolled patients and those trials are using some of the same clinical trial sites that we use). Furthermore, as noted above, our ability to enroll patients may be significantly delayed by the ongoing COVID-19 pandemic (including due to lack of resources and personnel at trial sites), and we cannot accurately predict the extent and scope of such delays at this point.

In addition to the competitive trial environment, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. Additionally, the process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, reporting initial and final trial results and obtaining regulatory approval of potential products may be delayed.

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

• reporting of the initial results of any of our clinical trials; and

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

Moreover, the development of product candidates for use in combination with another product or product candidate may present challenges that are not faced for single agent product candidates. The FDA or comparable foreign regulatory authorities may require us to use more complex clinical trial designs in order to evaluate the contribution of each product and product candidate to any observed effects. It is possible that the results of such trials could show that any positive previous trial results are attributable to the other therapy and not our current product candidates and any future product candidates. Even if successful, such trials may cause delays in the time to obtain regulatory approval, thereby limiting any exclusive periods we have to market the product candidate. Moreover, following product approval, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

We received clearance of our IND application for TNG908 in the first quarter of 2022 and we are actively enrolling patients in our Phase 1/2 clinical trial. We also plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file INDs for TNG260, our inhibitor of an undisclosed target for STK11-mutant cancers (Target 3) in the first half of 2023, and for our USP1 inhibitor program in 2023. However, we may not be able to file such INDs or INDs for future product candidates for our precision oncology or other programs on the timelines we expect. We have in the past, for example, extended the timeline for filing an IND for our USP1 inhibitor program as we continue to work on a development candidate that has improved pharmacologic properties.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. We received clearance of our IND application for TNG908 in the first quarter of 2022 and we are actively enrolling patients in our Phase 1/2 clinical trial, otherwise, all of our product candidates are in discovery or preclinical development. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

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

Additionally, timely enrollment in planned clinical trials and the reporting of clinical trial results is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic, including our clinical trial for TNG908, a Phase 1/2 clinical trial in which we are actively enrolling patients in the United States (the impact of the COVID-19 pandemic on the resources at clinical trial sites, among other factors, may impact the enrollment and progression (including dose escalation and dose expansion) of the Phase 1/2 trial for TNG908 and any future clinical trials we may conduct. Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, including TNG908, as well as our business generally, include:

• the potential diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including the attention of physicians serving as our clinical trial investigators, hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

• limitations on travel that could interrupt key trial and business activities, such as clinical trial site initiations and monitoring, domestic and international travel by employees, contractors or patients to clinical trial sites, including any government-imposed travel restrictions or quarantines that will impact the ability or willingness of patients, employees or contractors to travel to our clinical trial sites or secure visas or entry permissions, a loss of face-to-face meetings and other interactions with potential partners, any of which could delay or adversely impact the conduct or progress of our clinical trials;

• the potential negative effect on the operations of our third-party manufacturers;

• interruption in global shipping affecting the transport of clinical trial materials, such as patient samples, investigational drug product and conditioning drugs and other supplies used in our clinical trials;

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead product candidate, TNG908, is an oral small molecule inhibitor of PRMT5. We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration which occurs in 10% to 15% of all human tumors, including NSCLC, mesothelioma, cholangiocarcinoma, and GBM, as well as indications where there are limited treatment options with no standard of care, including MPNST. Our next-generation PRMT5 product candidate, TNG462, is being developed for the same patient population as TNG908 with the exception of GMB as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. Additionally, our undisclosed Target 3 program is being developed for certain patients with STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 15% of NSCLC, 15% of cervical cancers, 10% carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. USP1 is a strong synthetic lethal target for BRCA1/2-mutant, which are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

Risks Related to Our Reliance on Third Parties

We expect to rely on third parties to conduct our clinical trials, as well as investigator-sponsored clinical trials of our product candidates. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

If any of our relationships with these third-party principal investigators or CROs terminate, we may not be able to enter into arrangements with alternative investigators (or clinical trial sites) and CROs. If principal investigators or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate future revenue, if any, could be delayed.

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

• disputes might arise regarding the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our collaborators and us and our partners or with those we engage in connection with sponsored research;

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

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection in the United States and other countries for our current or future product candidates, including our current lead product candidate, TNG908, and our other future product candidates, as well as for their respective compositions, formulations, methods used to manufacture them, and methods of treatment, in addition to successfully defending these patents against third-party challenges. We seek to protect our proprietary and intellectual property position by, among other methods, filing patent applications in the United States and abroad related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our ability to stop unauthorized third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We also rely on trade secrets, know-how and continuing technological innovation to develop and maintain our proprietary and intellectual property position. As of the date of the filing of this Quarterly Report on Form 10-Q, we have multiple filed patent applications for our product candidates.

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

Even if they are unchallenged, our pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent patents we may own or in-license by developing similar or alternative technologies or drugs in a non-infringing manner. For example, a third party may develop a competitive drug that provides benefits similar to one or more of our current or future product candidates but that has a different composition that falls outside the scope of our patent protection. If the patent protection provided by the patents and the patent applications we hold or pursue with respect to our current or future product candidates is not sufficiently broad to impede such competition, our ability to successfully commercialize our current or future product candidates could be negatively affected, which would harm our business.

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

Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning, among other things, our business or financial affairs developed or made known to the individual or entity during the course of the party’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we take other appropriate precautions, such as physical and technological security measures, to guard against misappropriation of our proprietary technology by third parties. In the case of employees and consultants, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours (or during the course of performing services in the case of consultants), on our premises or using our equipment or proprietary information, are our exclusive property. Although we require all of our employees and consultants to assign their inventions to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Such claims could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. Like many companies in the biopharmaceutical industry we have, and may in the future, receive offers to license or acquire certain technologies or intellectual property rights from third parties in connection with the manufacturing and/or commercializing product candidates. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected current or future product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

If we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our current or future product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, lack of written description, lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO, or made a misleading statement, in the process of obtaining the patent during patent prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our patent applications or any patents we may own or in-license in such a way that they no longer cover our current or future product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate or render unenforceable, any rights we may have from our patent applications or any patents we may own or in-license, allow third parties to commercialize our current or future product candidates or other technologies and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Moreover, we may have to participate in interference proceedings declared by the USPTO to determine priority of invention or in post-grant challenge proceedings, such as oppositions in a foreign patent office, that challenge our or our future licensors’ priority of invention or other features of patentability with respect to our patent applications and any patents we may own or in-license. Such challenges may result in loss of patent rights, loss of exclusivity, or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our current or future product candidates and other technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we or our current and future licensing partners and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our rights, we would lose at least part, and perhaps all, of the patent protection on our current or future product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and current or future product candidates.

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

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In the third quarter of 2022, the FDA granted Orphan Drug Designation to TNG908 for the treatment of malignant peripheral nerve sheath tumors (MPNST).

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

Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA and other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling (if, and when, a product is approved for sale); (iii) the recall or discontinuation of our products (if any products are approved by applicable regulatory authorities); or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see section entitled “Business – Current and future healthcare reform legislation” as set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

These laws, and state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our future arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See section entitled “Business – Other healthcare laws" as set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

We are conducting and plan to conduct additional clinical trials and enroll subjects in our current or future clinical trials, and therefore we will be subject to additional privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Union, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. While we have commenced the process of implementing procedures to comply with the GDPR, compliance with these regulations will be a rigorous and time-intensive process that we expect will increase our cost of doing business and require us to change certain of our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, many countries interpret the application of the provisions of the GDPR in different manner, making compliance in certain countries and across the European Union challenging.

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

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with certain of our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and clinical trial and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, medical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific, medical and clinical personnel from universities and research institutions. Failure to provide evidence of safety and efficacy of our product candidates in clinical trials, or delays experienced in such clinical trials, may make it more challenging to recruit and retain qualified scientific personnel.

In particular, we have experienced a very competitive hiring environment in Cambridge, Massachusetts. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

We may be unable to adequately protect our information systems from cyberattacks, which could result in the disclosure of confidential or proprietary information, including personal data, damage our reputation, and subject us to significant financial and legal exposure.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers. In addition, in connection with our Phase 1/2 clinical trial, we (and our third party processors assisting with the clinical trial) will have access to, and may store, clinical and health information of the patients participating in the trial.

A successful cyberattack could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, denial-of-service, social engineering fraud or other means to threaten data security, confidentiality, integrity and availability. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including the compounds we are developing, our screening platform technology, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we devote resources to protect our information systems, we realize that cyberattacks are a threat, and there can be no assurance that our efforts will prevent information security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international law (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

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

By way of example regarding foreign laws and regulations with respect to data privacy and security, the GDPR went into effect in the European Union in May 2018 and introduces strict requirements for processing the personal data of EU data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection, such as the U.S. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

As of June 30, 2022, we had 103 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of June 30, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 40% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws (including in response to the COVID-19 pandemic) or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non- income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our potential future customers’ and our compliance, operating and other costs, as well as the costs of our products, if approved. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. For example, the change in administration and control of Congress in the United States following the 2020 elections may result in additional U.S. tax law changes that could have a material impact on our future effective tax rate, which could have a negative impact on our results of operations in the future. Complying with these tax laws is complex and the statutes and regulations can be subject to varying interpretation which can make compliance challenging.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, in 2008, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets and the current COVID-19 pandemic has caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn, a marked increase in interest rates and inflation could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine (where a vendor that performs chemistry related work on our pre-clinical product candidates is located) and, while we do not otherwise have direct exposure to Ukraine, our business and results of operations may be impacted based upon the events taking place there. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Tango Therapeutics, Inc.

Dated: August 10, 2022	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)