Form 10-Q
period 2022-09-30
Tango Therapeutics, Inc.
filed 2022-11-10
CIK 1819133

usROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 88,177,354 shares of common stock, $0.001 par value per share, outstanding.

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

•

our ability to discover and develop product candidates efficiently (including the advancement of development candidates on the timelines identified and the ability to identify clinical trial investigators to use our product candidates in trials);

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

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into 2025);

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

•	future agreements with third parties in connection with the commercialization of product candidates (if approved) and any other approved products;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance, including the expectation that we will continue to incur operating losses and negative cash flow;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	regulatory developments in the United States and foreign countries, including pricing regulations by U.S. (such as CMS) and foreign regulatory authorities;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

•	the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of laws and regulations;

•	developments relating to our competitors and industry;

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts.

v

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$100,312	$142,745
Marketable securities	292,981	342,510
Accounts receivable	2,000	2,000
Restricted cash	567	567
Prepaid expenses and other current assets	5,814	4,516
Total current assets	401,674	492,338
Property and equipment, net	11,296	4,832
Operating lease right-of-use assets	47,757	1,254
Restricted cash, net of current portion	3,423	1,712
Other assets	6	19
Total assets	$464,156	$500,155
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,314	$3,226
Accrued expenses and other current liabilities	15,752	9,887
Operating lease liabilities	781	1,503
Deferred revenue	28,475	26,022
Income tax payable	—	52
Total current liabilities	51,322	40,690
Operating lease liabilities, net of current portion	39,947	—
Deferred revenue, net of current portion	99,815	114,718
Total liabilities	191,084	155,408
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 88,067,254 and 87,598,184 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	88	88
Additional paid-in capital	518,292	506,760
Accumulated other comprehensive loss	(4,856)	(765)
Accumulated deficit	(240,452)	(161,336)
Total stockholders’ equity	273,072	344,747
Total liabilities and stockholders’ equity	$464,156	$500,155

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$6,920	$6,787	$18,449	$20,326
License revenue	-	-	-	11,000
Total revenue	$6,920	$6,787	$18,449	$31,326
Operating expenses:
Research and development	28,744	21,923	76,815	56,002
General and administrative	8,099	4,433	22,138	11,530
Total operating expenses	36,843	26,356	98,953	67,532
Loss from operations	(29,923)	(19,569)	(80,504)	(36,206)
Other income (expense):
Interest income	350	91	865	299
Other income (expense), net	523	(50)	526	(167)
Total other income, net	873	41	1,391	132
Loss before income taxes	(29,050)	(19,528)	(79,113)	(36,074)
Provision for income taxes	-	(62)	(3)	(115)
Net loss	$(29,050)	$(19,590)	$(79,116)	$(36,189)

Net loss per common share – basic and diluted	$(0.33)	$(0.28)	$(0.90)	$(0.68)
Weighted average number of common shares outstanding – basic and diluted	87,892,195	70,160,663	87,868,081	53,397,557

Net loss	(29,050)	(19,590)	(79,116)	(36,189)
Other comprehensive loss:
Unrealized loss on marketable securities	(509)	(12)	(4,091)	(27)
Comprehensive loss	$(29,559)	$(19,602)	$(83,207)	$(36,216)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED

STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,598,184	$88	$506,760	$(765)	$(161,336)	$344,747
Exercise of stock options	111,315	—	265	—	—	265
Stock based compensation expense	—	—	3,205	—	—	3,205
Business combination and PIPE financing, issuance costs	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(2,645)	—	(2,645)
Net loss	—	—	—	—	(25,208)	(25,208)
Balance at March 31, 2022	87,709,499	$88	$510,222	$(3,410)	$(186,544)	$320,356
Issuance of common stock from exercise of options and employee stock purchase plan	288,450	—	718	—	—	718
Stock based compensation expense	—	—	3,425	—	—	3,425
Other comprehensive loss	—	—	—	(937)	—	(937)
Net loss	—	—	—	—	(24,858)	(24,858)
Balance at June 30, 2022	87,997,949	$88	$514,365	$(4,347)	$(211,402)	$298,704
Issuance of common stock from exercise of options and employee stock purchase plan	69,305	—	112	—	—	112
Stock based compensation expense	—	—	3,815	—	—	3,815
Other comprehensive loss	—	—	—	(509)	—	(509)
Net loss	—	—	—	—	(29,050)	(29,050)
Balance at September 30, 2022	88,067,254	$88	$518,292	$(4,856)	$(240,452)	$273,072

					Additional	Accumulated Other		Total
	Series B		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2020	—	$—	40,372,133	$40	$141,644	$17	$(103,101)	$38,600
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	22,686,025	29,990	—	—	—	—	—	—
Retroactive application of recapitalization	(22,686,025)	(29,990)	7,706,861	8	29,982	—	—	29,990
Exercise of stock options	—	—	304,080	1	439	—	—	440
Vesting of restricted common stock awards	—	—	—	—	2	—	—	2
Stock based compensation expense	—	—	—	—	950	—	—	950
Other comprehensive income	—	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	—	(12,106)	(12,106)
Balance at March 31, 2021	—	$—	48,383,074	$49	$173,017	$32	$(115,207)	$57,891
Exercise of stock options	—	—	210,748	—	324	—	—	324
Vesting of restricted common stock awards	—	—	—	—	3	—	—	3
Stock based compensation expense	—	—	—	—	1,196	—	—	1,196
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Net loss	—	—	—	—	—	—	(4,493)	(4,493)
Balance at June 30, 2021	—	$—	48,593,822	$49	$174,540	$2	$(119,700)	$54,891
Shares issued in Business Combination and PIPE Financing, net of issuance costs of $15.6 million	—	—	38,880,436	39	326,462	—	—	326,501
Exercise of stock options	—	—	69,744	—	193	—	—	193
Stock based compensation expense	—	—	—	—	3,430	—	—	3,430
Other comprehensive loss	—	—	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	—	—	(19,590)	(19,590)
Balance at September 30, 2021	—	$—	87,544,002	$88	$504,625	$(10)	$(139,290)	$365,413

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(79,116)	$(36,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,038	641
Noncash operating lease expense	1,538	748
Stock-based compensation	10,445	5,576
Other, net	(204)	171
Changes in operating assets and liabilities:
Accounts receivable	-	(6,000)
Prepaid expenses and other current assets	(1,299)	(3,222)
Right-of-use asset	(10,125)	-
Other long-term assets	63	18
Accounts payable	2,137	867
Accrued expenses and other liabilities	5,849	3,794
Operating lease liabilities	1,309	(703)
Deferred revenue	(12,449)	(8,326)
Net cash used in operating activities	(80,814)	(42,625)
Cash flows from investing activities
Purchase of property and equipment	(6,651)	(1,141)
Sales and maturities of marketable securities	160,602	130,890
Purchases of marketable securities	(114,947)	(267,976)
Net cash provided by (used in) investing activities	39,004	(138,227)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	-	29,990
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	1,096	957
Business Combination and PIPE Financing, gross proceeds	-	342,113
Payment of Business Combination and PIPE Financing transaction costs	(8)	(15,615)
Net cash provided by financing activities	1,088	357,445
Net change in cash, cash equivalents and restricted cash	(40,722)	176,593
Cash, cash equivalents and restricted cash, beginning of period	145,024	30,660
Cash, cash equivalents and restricted cash, end of period	$104,302	$207,253

Supplemental cash flow information:
Cash paid for leases	$1,413	$1,372
Supplemental disclosure of noncash investing and financing activity:
Conversion of Preferred Shares to Common Shares	$-	$166,534
Purchases of property and equipment included in accounts payable and accrued expenses	$952	$417
Operating lease liabilities from obtaining right-of-use assets	$38,227	$-
Remeasurement of right-of-use asset and lease liabilities due to lease modification	$311	$-

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the year ending December 31, 2022, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and 2021 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 28, 2022.

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

All common shares, as well as previously issued share options and restricted stock awards (“RSAs”), presented in the accompanying unaudited recasted condensed consolidated statements of redeemable convertible preferred stock and stockholders' equity and/or in the related notes are presented on an as-converted basis, converted at the ratio of 0.34. The basic and diluted weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2021 has been retroactively converted using the exchange ratio of 0.34. The historical proceeds from the issuance of preferred stock, less the par value of the historical preferred shares that were converted into common shares using the 0.34 ratio at the Effective Time, have been reclassified to additional paid in capital for the three and nine months ended September 30, 2021.

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

Amended Gilead Agreement

In August 2020, Gilead made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as well as of the September 30, 2022 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at September 30, 2022. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, the $12.0 million payment pursuant to the research extension fee in December 2020, and the $12.0 million payment pursuant to the research extension fee in September 2021. During the nine months ended September 30, 2022 and 2021, the Company recognized $18.4 million and $20.3 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of September 30, 2022 and December 31, 2021, the Company had short-term deferred revenue of $28.5 million and $26.0 million, respectively, and long-term deferred revenue of $99.8 million and $114.7 million, respectively, related to the Gilead collaboration. The remaining long-term revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 4.9 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s unaudited condensed consolidated balance sheets. As of September 30, 2022, $8.0 million of the $12.0 million ongoing research extension fee total from September 2021 had been received, $2.0 million had been recorded as accounts receivable and the remaining $2.0 million was determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset. The contract asset balance is presented net of the deferred revenue contract liability.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

5.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of September 30, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$5,871	$—	$—	$5,871
U.S. Treasury bills	—	64,402	—	64,402
Marketable debt securities:
U.S. Treasury bills	—	206,206	—	206,206
U.S. government agency bonds	—	86,775	—	86,775
Total assets	$5,871	$357,383	$—	$363,254

	Fair Market Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$62,244	$—	$—	$62,244
U.S. Treasury bills	—	38,433	—	38,433
Marketable debt securities
U.S. Treasury bills	—	287,123	—	287,123
U.S. government agency bonds	—	55,387	—	55,387
Total assets	$62,244	$380,943	$—	$443,187

There were no transfers between fair value levels during the nine months ended September 30, 2022.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$209,709	$—	$(3,503)	$206,206
U.S. government agency bonds	88,128	—	(1,353)	86,775
	$297,837	$—	$(4,856)	$292,981

	Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$287,699	$1	$(577)	$287,123
U.S. government agency bonds	55,576	—	(189)	55,387
	$343,275	$1	$(766)	$342,510

The Company holds marketable debt securities with an aggregate fair value of $40.8 million as of September 30, 2022 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	September 30, 2022
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$243,064	$(3,322)	$10,817	$(181)	$253,881	$(3,503)
U.S. government agency bonds	63,785	(833)	22,990	(520)	86,775	(1,353)
	$306,849	$(4,155)	$33,807	$(701)	$340,656	$(4,856)

	December 31, 2021
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$274,318	$(577)	$-	$-	$274,318	$(577)
U.S. government agency bonds	55,387	(189)	-	-	55,387	(189)
	$329,705	$(766)	$-	$-	$329,705	$(766)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at September 30, 2022, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered. Further, the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. As a result, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.3 million in accrued interest at September 30, 2022 and $0.2 million in accrued interest at December 31, 2021.

7.
Supplemental Balance Sheet Information

Operating Leases

In July 2017, the Company entered into a lease of office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease commenced in March 2018 and lease payments commenced in June 2018. This lease had an original term of eight years with an option to extend for one additional three-year period. The lease agreement required the Company to provide a letter of credit for $0.6 million that is collateralized with cash that is recorded as restricted cash in the accompanying balance sheets.

In November 2021, the Company entered into a lease termination agreement for the leased office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease termination agreement is a modification of the original lease agreement that provides for, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date of September 30, 2022. The execution of the lease termination agreement resulted in reductions to the associated lease liability and right-of-use asset balances of $5.3 million and $5.2 million, respectively, in the fourth quarter of 2021. The $0.6 million letter of credit associated with the lease and recorded as restricted cash on the balance sheet as of September 30, 2022 has not yet been returned to the Company.

In September 2019, the Company entered into a new lease for office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The lease, as amended and restated in November 2021, has a non-cancelable term of ten years with an option to extend for up to two additional five-year periods. As of September 30, 2022, the space continues to undergo construction, however, the lease commenced for accounting purposes in August 2022. The Company is not deemed to be the accounting owner of the construction project due to the nature of the work being performed and the Company’s lack of control over the project, however, the lease agreement does provide for initial tenant improvement allowances of up to $12.7 million.

Upon commencement of the 201 Brookline Avenue lease, the Company recorded an operating lease liability in the amount of $37.9 million and related operating lease right-of-use asset in the amount of $48.0 million. Payments totaling $10.1 million for tenant improvements, and net of tenant improvement allowance reimbursements, made prior to the lease commencement date were reclassified as an increase to the right-of-use asset upon the commencement of the lease. Additional estimated future tenant improvement allowance reimbursements of $1.4 million are expected to result in an increase to the lease liability balance in future periods, upon receipt. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date. The minimum rent payments to be paid over the 10-year term of the lease total $61.0 million. The additional rental payments associated with the renewal option were not included in the calculation of the operating lease right-of-use asset and associated operating lease liability as the renewal was not considered probable of occurring. The discount rate applied to the lease payments is 8.0%.

Property and Equipment

Property and equipment, net as of September 30, 2022 and December 31, 2021 consists of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Laboratory equipment	$7,861	$5,587
Computer equipment	2,078	198
Computer software	125	125
Furniture and fixtures	1,582	467
Leasehold improvements	2,778	246
Construction in progress	66	738
	14,490	7,361
Less: Accumulated depreciation	(3,194)	(2,529)
Property and equipment, net	$11,296	$4,832

Depreciation expense was $1.0 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of September 30, 2022 and December 31, 2021 include the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Payroll and employee-related costs	$3,806	$3,688
Research and development costs	10,168	5,533
Other	1,778	666
Total accrued expenses and other current liabilities	$15,752	$9,887

Restricted Cash

As of September 30, 2022 and 2021, the Company maintained a restricted cash balance of $4.0 million and $2.3 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. The cash will remain restricted in accordance with the lease agreements absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	September 30, 2022	September 30, 2021
	(in thousands)
Cash and cash equivalents	$100,312	$204,974
Restricted cash	3,990	2,279
Cash, cash equivalents and restricted cash	$104,302	$207,253

8.
Commitments and Contingencies

Other Funding Commitments

As of September 30, 2022, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the operation and preparation for clinical trials, professional consultants for expert advice, and other vendors for clinical supply manufacturing or other preclinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2022, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Conversion of Redeemable Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each share of Old Tango’s Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into a share of Old Tango’s common stock and subsequently converted into shares of New Tango common stock using an exchange ratio of 0.34. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization, therefore, resulting in no outstanding Preferred Stock as of September 30, 2022 and 2021. Refer to Note 3 for additional discussion.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of September 30, 2022. The shares of preferred stock are currently undesignated.

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

The 2021 Stock Option and Incentive Plan (the “2021 Plan”) became effective upon the closing of the Business Combination and replaced the 2017 Stock Option and Grant Plan. The 2021 Plan allows the Company to make equity and equity-based incentive awards to officers, employees, non-employee directors, and consultants. As of September 30, 2022, the Company had 6,703,227 shares available for future issuance under the 2021 Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Research and development	$1,791	$2,558	$5,089	$3,570
General and administrative	2,024	872	5,356	2,006
Total	$3,815	$3,430	$10,445	$5,576

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

The following table summarizes the stock option activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in years)
Options outstanding as of December 31, 2021	9,372,993	$5.59	8.55	$51,415,394
Granted	4,512,800	8.51
Exercised	(426,517)	1.95
Cancelled	(758,187)	9.39
Options outstanding as of September 30, 2022	12,701,089	$6.52	8.35	$4,914,346
Options exercisable as of September 30, 2022	4,072,871	$4.26	7.24	$3,742,026

As of September 30, 2022, total unrecognized compensation expense related to stock options was $39.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the “2021 ESPP”) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination. During the nine months ended September 30, 2022, the Company issued 42,553 shares of common stock under the 2021 ESPP.

11.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2022	2021	2022	2021
Numerator:
Net loss	$(29,050)	$(19,590)	$(79,116)	$(36,189)
Denominator:
Weighted-average common stock outstanding – basic and diluted	87,892,195	70,160,663	87,868,081	53,397,557
Net loss per common share – basic and diluted	$(0.33)	$(0.28)	$(0.90)	$(0.68)

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

	September 30,
	2022	2021
Stock options to purchase common stock	12,701,089	8,826,897
Unvested restricted common stock	—	213
Total	12,701,089	8,827,110

12.
Income Taxes

The Company’s effective income tax rate was 0.0% and 0.3% for the three months ended September 30, 2022 and 2021, respectively, and 0.0% and 0.7% for the nine months ended September 30, 2022 and 2021, respectively. The income tax provision was $0 thousand and $62 thousand for the three months ended September 30, 2022 and 2021, respectively, and the income tax provision was $3 thousand and $115 thousand for the nine months ended September 30, 2022 and 2021, respectively. The change in the provision for income taxes for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to taxable deferred revenue in 2021 partially offset by the utilization of federal and state net operating losses and federal and state tax credits. For 2022, the Company assessed the new requirement to capitalize and amortize research and experimentation expenditures for U.S. tax purposes, which became effective as of January 1, 2022. The Company is forecasting a taxable loss position in 2022 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and nine months ended September 30, 2022 and 2021 differed from the federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

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

Our lead program, TNG908, a protein arginine methyl transferase 5 (PRMT5) inhibitor is synthetic lethal with MTAP deletion, is being developed as a treatment for cancers with MTAP deletions. MTAP deletions occur in 10% to 15% of all human cancers. In preclinical studies, TNG908 demonstrated 15-fold greater potency in cells with MTAP deletions than those without and showed strong regressions in multiple cancer types. In the first quarter of 2022, the U.S. Food and Drug Administration (FDA) cleared the Investigational New Drug (IND) application for the Phase 1/2 clinical trial and granted Fast Track designation to TNG908. Additionally, in the third quarter of 2022, the FDA granted Orphan Drug Designation to TNG908 for the treatment of malignant peripheral nerve sheath tumors (MPNST). A clinical trial application for TNG908 was approved by the National Agency for the Safety of Medicines in France in the fourth quarter of 2022. Patients are actively being enrolled in the Phase 1/2 clinical trial which is evaluating safety and efficacy in multiple indications, with specific cohorts for non-small cell lung cancer, MPNST, mesothelioma and cholangiocarcinoma, with glioblastoma planned for the dose expansion phase. The clinical trial also includes a histology-agnostic cohort for all other MTAP-deleted solid tumors. We expect to have initial safety and efficacy data in the first half of 2023.

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

TNG260 is a first-in-class, Co-repressor of Repressor Element-1 Silencing Transcription (CoREST) inhibitor, which reverses the immune evasion effect of serine-threonine kinase 11 (STK11) loss-of-function mutations. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. We expect to file an IND for TNG260 in the first half 2023.

In the fourth quarter of 2022, we declared TNG348 as a development candidate. TNG348 is a novel ubiquitin-specific protease 1 (USP1) inhibitor that is being developed for treatment of BRCA1 and BRCA2-mutant cancers. In vivo preclinical studies for USP1 inhibition have shown single agent efficacy in BRCA1 and BRCA2-mutant cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor resistant and sensitive lines. We expect this molecule to have both single agent activity in PARPi-naïve and PARPi-resistant BRCA1/2 mutant cancers and to synergize with PARP inhibitors. We expect to file an IND for this program in 2023.

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

Financial Overview

Since the Company's (Old Tango's) inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead Sciences, Inc., or Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and PIPE Financing transactions (as described above) and another $218.1 million through our collaboration with Gilead.

We believe that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2022 of $393.3 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2022 and 2021, our net losses were $79.1 million and $36.2 million, respectively. We had an accumulated deficit of $240.5 million as of September 30, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, or SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

In December 2020 and September 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. A total of $4.0 million of fees related to the research extensions have not been received as of September 30, 2022 as these were determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset, however, we determined that achievement of the entire research extension fees was probable and that a significant reversal in the amount of cumulative revenue recognized would not occur.

In April 2021, Gilead licensed a program for an $11.0 million fee. The $11.0 million license fee was received and recognized as revenue in the second quarter of 2021 since we have no continued involvement in the advancement of the program, Gilead can benefit from the license on its own and the license is separately identifiable from the research services.

As of September 30, 2022, $68.7 million has been recognized as collaboration revenue related to the upfront and research extension payments from the Gilead agreements.

During the three months ended September 30, 2022 and 2021, we recognized $6.9 million and $6.8 million, respectively, and during the nine months ended September 30, 2022 and 2021 we recognized $18.4 million and $20.3 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
TNG908 direct program expenses	$3,802	$2,822	$8,609	$8,349
TNG462 direct program expenses	2,890	—	7,855	—
TNG260 direct program expenses	1,624	—	6,756	—
TNG348 direct program expenses	2,826	2,209	6,725	5,698
Discovery direct program expenses	6,047	7,750	16,115	19,118
Unallocated research and development expenses:
Personnel related expenses	7,032	6,709	20,704	16,180
Facilities and other related expenses	4,523	2,433	10,051	6,657
Total research and development expenses	$28,744	$21,923	$76,815	$56,002

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion, costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to continue to increase significantly with the commencement and continuation of our clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for both the three and nine months ended September 30, 2022 and for the three and nine months ended September 30, 2021.

Results of Operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$6,920	$6,787	$133
Total revenue	6,920	6,787	133
Operating expenses:
Research and development	28,744	21,923	6,821
General and administrative	8,099	4,433	3,666
Total operating expenses	36,843	26,356	10,487
Loss from operations	(29,923)	(19,569)	(10,354)
Other income (expense):
Interest income	350	91	259
Other income (expense), net	523	(50)	573
Total other income, net	873	41	832
Loss before income taxes	(29,050)	(19,528)	(9,522)
Provision for income taxes	—	(62)	62
Net loss	$(29,050)	$(19,590)	$(9,460)

Collaboration Revenue

Collaboration revenue of $6.9 million and $6.8 million for the three months ended September 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The increase of $0.1 million was due to greater research costs incurred under the collaboration during the three months ended September 30, 2022 resulting in higher collaboration revenue recognized.

Research and Development Expenses

Research and development expense was $28.7 million for the three months ended September 30, 2022 compared to $21.9 million for the three months ended September 30, 2021. The increase of $6.8 million was primarily due to increased expenses relating to the advancement of our TNG462 and TNG260 programs. Facilities costs increased $1.3 million primarily due to expenses incurred related to the new lease at 201 Brookline Avenue in Boston, MA.

General and Administrative Expenses

General and administrative expense was $8.1 million for the three months ended September 30, 2022 compared to $4.4 million for the three months ended September 30, 2021. The increase of $3.7 million was primarily due to a $1.9 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

Interest Income

Interest income was $0.4 million for the three months ended September 30, 2022 compared to $0.1 million for the three months ended September 30, 2021. Interest income were not significant for each of the three months ended September 30, 2022 and 2021.

Other Income (Expense), Net

Other income, net was $0.5 million for the three months ended September 30, 2022 compared to other expense, net of less than $0.1 million for the three months ended September 30, 2021. Other income and other expense were not significant for both the three months ended September 30, 2022 and 2021.

Provision for Income Taxes

Provision for income taxes was $0 for the three months ended September 30, 2022 compared to less than $0.1 million for the three months ended September 30, 2021. The tax provision in the period ended September 30, 2021 is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$18,449	$20,326	$(1,877)
License revenue	—	11,000	(11,000)
Total revenue	18,449	31,326	(12,877)
Operating expenses:
Research and development	76,815	56,002	20,813
General and administrative	22,138	11,530	10,608
Total operating expenses	98,953	67,532	31,421
Loss from operations	(80,504)	(36,206)	(44,298)
Other income (expense):
Interest income	865	299	566
Other income (expense), net	526	(167)	693
Total other income, net	1,391	132	1,259
Loss before income taxes	(79,113)	(36,074)	(43,039)
Provision for income taxes	(3)	(115)	112
Net loss	$(79,116)	$(36,189)	$(42,927)

Collaboration Revenue

Collaboration revenue of $18.4 million and $20.3 million for the nine months ended September 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $1.9 million was due to lower research costs incurred under the collaboration during the nine months ended September 30, 2022 resulting in lower collaboration revenue recognized.

License Revenue

License revenue of $0 and $11.0 million for the nine months ended September 30, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $11.0 million is primarily due to Gilead licensing a program for $11.0 million during the second quarter of 2021 as compared to no programs being licensed during the nine months ended September 30, 2022.

Research and Development Expenses

Research and development expense was $76.8 million for the nine months ended September 30, 2022 compared to $56.0 million for the nine months ended September 30, 2021. The increase of $20.8 million was primarily due to increased expenses relating to the advancement of our TNG462 and TNG260 programs. Personnel-related costs increased $4.5 million primarily due to an increase of share-based compensation expense and additional headcount to support our research and development activities. Additionally, facilities costs increased $1.3 million primarily due to expenses incurred related to the new lease at 201 Brookline Avenue in Boston, MA.

General and Administrative Expenses

General and administrative expense was $22.1 million for the nine months ended September 30, 2022 compared to $11.5 million for the nine months ended September 30, 2021. The increase of $10.6 million was primarily due to a $6.3 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount. Insurance costs increased $2.2 million due to becoming a public company.

Interest Income

Interest income was $0.9 million for the nine months ended September 30, 2022 compared to $0.3 million for the nine months ended September 30, 2021. Interest income was not significant for each of the nine months ended September 30, 2022 and 2021.

Other Income (Expense), Net

Other income, net was $0.5 million for the nine months ended September 30, 2022 compared to other expense, net of $0.2 million for the nine months ended September 30, 2021. Other income and other expense were not significant for both the nine months ended September 30, 2022 and 2021.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for the nine months ended September 30, 2022 compared to $0.1 million for the nine months ended September 30, 2021. The tax provision recorded in each period is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of equity in the form of stock and from the proceeds received from our collaboration with Gilead. To date, we have raised an aggregate of approximately $166.9 million of gross proceeds from the private placement of preferred shares, $342.1 million of gross proceeds from the Business Combination and PIPE Financing transactions, and $218.1 million through the collaboration with Gilead. As of September 30, 2022, we had cash and cash equivalents and marketable securities of $393.3 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2022 of $393.3 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our cash flows for each of the nine month periods presented:

	Nine Months Ended September 30,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(80,814)	$(42,625)	$(38,189)
Net cash provided by (used in) investing activities	39,004	(138,227)	177,231
Net cash provided by financing activities	1,088	357,445	(356,357)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(40,722)	$176,593	$(217,315)

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

Net cash used in operating activities was $80.8 million for the nine months ended September 30, 2022 compared to net cash used in operating activities of $42.6 million for the nine months ended September 30, 2021. The increase in net cash used in operating activities for the nine months ended September 30, 2022 was primarily due to an increase to the net loss as a direct result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by higher non-cash expenses, including stock compensation.

Investing Activities

Net cash provided by investing activities was $39.0 million for the nine months ended September 30, 2022 compared to net cash used in investing activities of $138.2 million for the nine months ended September 30, 2021. The increase in net cash provided by investing activities was primarily due to a decrease in purchases of marketable securities partially offset by increased sales and maturities of marketable securities as compared to the nine months ended September 30, 2021.

Financing Activities

Net cash provided by financing activities was $1.0 million for the nine months ended September 30, 2022 compared to net cash provided by financing activities of $357.4 million for the nine months ended September 30, 2021. The decrease in net cash provided by financing activities was a result of net proceeds of $326.5 million received upon the closing of the Business Combination and PIPE Financing in August 2021, as well as $30.0 million in proceeds related to the issuance of shares of redeemable convertible Series B preferred stock in March 2021. The cash provided by financing activities for the nine months ended September 30, 2022 was the result of cash provided from the exercises of stock options and ESPP purchases.

On September 1, 2022, we filed a Form S-3 Registration Statement and an accompanying prospectus for an at-the-market, or ATM, offering program and entered into a sales agreement with Jefferies LLC, relating to shares of our common stock. Pursuant to the terms of the sales agreement, we may offer and sell shares of common stock, having an aggregate price of up to $100 million from time to time. During the nine months ended September 30, 2022, we did not make any sales under the ATM facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$61,351	$3,992	$11,118	$11,640	$34,601
Total	$61,351	$3,992	$11,118	$11,640	$34,601

The commitment amounts in the table above reflect the minimum payments due under our operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at September 30, 2022. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of September 30, 2022.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of September 30, 2022 and December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 9 of our audited consolidated financial statements and related notes for the year ended December 31, 2021 included in our Annual Report on Form 10-K for a description of our license agreement.

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

We will remain an emerging growth company until the earliest of (i) December 31, 2025, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, provided we have been subject to the Exchange Act for at least 12 calendar months and have filed at least one annual report pursuant to the Exchange Act or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We may choose to take advantage of some but not all of these exemptions.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $393.3 million and $485.3 million as of September 30, 2022 and December 31, 2021, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three and nine months ended September 30, 2022. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our margins and cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have incurred significant net losses since our inception. For the nine months ended September 30, 2022, our net loss was $79.1 million. As of September 30, 2022, we had an accumulated deficit of $240.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

• timely file INDs for our programs, and obtain clearance of these INDs to allow for commencement of such future clinical trials;

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

Further, our most advanced program is a PRMT5 inhibitor, TNG908. Given the large number of patients with MTAP-deleted cancers, we are investing in our PRMT5 franchise beyond TNG908 with the goal to develop a product candidate with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a future Phase 1/2 clinical trial. Glioblastoma will be excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. If clinical evaluation of TNG462 supports this hypothesis, we may elect to promote TNG462 as our lead PRMT5 inhibitor, which may result in a delay to our development timeline for the lead PRMT5 program of approximately 12 to 18 months (in this case, we could continue clinical development of TNG908, however, the focus would be on glioblastoma, which constitutes only a subset of the larger MTAP-deleted cancer patient population). If we elect to promote this next-generation compound, it may result in the delay in receiving potential revenue from product sales, if approved by regulatory authorities.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and we are actively enrolling patients in the TNG908 Phase 1/2 clinical trial, which is evaluating safety and efficacy in multiple indications. We plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file an IND for TNG260, our selective CoREST inhibitor, in the first half of 2023. We also plan to file an IND for TNG348, our USP1 inhibitor, in 2023. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. As a result, we will be required to raise substantial additional funding in the future in order to continue our operations.

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

We expect that our existing cash, cash equivalents and marketable securities will fund our projected operating requirements at least into 2025. However, our future capital requirements will depend on and could increase significantly as a result of many factors (which may result in exhausting such cash resources prior to 2025), including:

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through one or a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our existing common stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends, repurchase shares of our common stock, or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We have not yet demonstrated our ability to successfully register, initiate, enroll and complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We received FDA clearance of our IND application for TNG908 in the first quarter of 2022 and we are actively enrolling patients in the TNG908 Phase 1/2 clinical trial, which is evaluating safety and efficacy in multiple indications. Other than TNG908, our programs are still in preclinical development and may never advance to clinical development. We plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file an IND for TNG260, our selective CoREST inhibitor, in the first half of 2023, and an IND for TNG348, our USP1 inhibitor, in 2023. We may not be able to file such INDs or INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be improved upon or delayed. For example, we extended the timeline for filing an IND for our USP1 inhibitor program as we continued work on a development candidate, TNG348, that has improved pharmaceutical properties. Moreover, we cannot be sure that submission of an IND will result in the U.S. Food and Drug Administration, or FDA, allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the IND for our lead program, TNG908, was cleared by the FDA, it is possible that an adequate number of patients may not be enrolled on a timely basis, or at all, and the study may not be completed (and preliminary, initial or final trial results may not be available) on time. Similarly, future clinical trials may not begin on time or be completed on schedule, if at all.

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

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is a rapidly evolving area, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Our unique functional genomics discovery approach is based on the genetic concept of synthetic lethality. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic markers targeted by our programs drive the formation and spread of certain cancers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific targets, we cannot be certain that the resulting patient populations with each mutation will be as large as we anticipate, large enough to allow us to successfully obtain approval for each such mutation and commercialize our product candidates and achieve profitability.

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

We received clearance of our IND application for TNG908 in the first quarter of 2022 and we are actively enrolling patients in our Phase 1/2 clinical trial. We also plan to file an IND for TNG462, our next generation PRMT5 inhibitor, in the first half of 2023. Additionally, we plan to file an IND for TNG260, our selective CoREST inhibitor, in the first half of 2023. We also plan to file an IND for TNG348, our USP1 inhibitor, in 2023. However, we may not be able to file such INDs or INDs for future product candidates for our precision oncology or other programs on the timelines we expect. We have in the past, for example, extended the timeline for filing an IND for our USP1 inhibitor program as we continued to work on the development candidate that has improved pharmacologic properties.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our precision oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our current and future preclinical studies and clinical trials are inconclusive with respect to the safety, pharmacokinetics or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. There may be side effects experienced during clinical trials in connection with the use of oncology therapies. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects as a result of the use of our therapy (or due to other factors). In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims (the latter can be expensive to defend and result in significant damages and harm to our reputation). While we do have insurance to cover certain product liability claims, including in connection with injury during clinical trials, the coverage may not be sufficient to cover all expenses related to any injury and we may be required to pay damages from our own resources and the amount of such damages may be significant.

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

Regulatory approval of novel product candidates such as ours can be more expensive, riskier and take longer than for other, more well-known or extensively studied pharmaceutical or biopharmaceutical product candidates due to our and regulatory agencies’ lack of experience with them. The novelty of the mechanism of action of any of our product candidates may lengthen the regulatory review process, require us to conduct additional studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. The novel mechanism of action also means that fewer people are trained in or experienced with product candidates of this type, which may make it more difficult to find, hire and retain personnel for research, development and manufacturing positions and to identify clinical trial investigators to use our product candidates in trials. If our inhibitors utilize a novel mechanism of action that has not been the subject of extensive study compared to more well-known product candidates, there is also an increased risk that we may discover previously unknown or unanticipated adverse effects during our preclinical studies and clinical trials. Any such events could adversely impact our business prospects, operating results and financial condition.

We may in the future conduct clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We plan to conduct certain clinical trials outside the United States, and these jurisdictions may include countries in Europe, Australia or other foreign jurisdictions. For example, a clinical trial application for TNG908 was approved by the National Agency for the Safety of Medicines in France in the fourth quarter of 2022. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Beginning in 2020 and continuing through the date of this filing, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread across the world. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve, and countries continue to respond with the implementation of various responses, including government-imposed quarantines, travel restrictions and other public health safety measures. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies and clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and could adversely impact our preclinical or clinical trial operations in the United States and our future clinical trial sites in foreign jurisdictions, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we expect that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials and the reporting of clinical trial results is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We plan to conduct clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic, including our clinical trial for TNG908, a Phase 1/2 clinical trial in which we are actively enrolling patients in the United States and have begun the process of enrolling patients in France (the impact of the COVID-19 pandemic on the resources at clinical trial sites, among other factors, may impact the enrollment and progression (including dose escalation and dose expansion) of the Phase 1/2 trial for TNG908 and any future clinical trials we may conduct). Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, including TNG908, as well as our business generally, include:

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are other companies focusing on precision oncology to develop therapies in the fields of cancer and other diseases. Specifically, with respect to TNG908 (for which we recently received FDA clearance of our IND application), we are aware that Mirati Therapeutics, Inc. and Amgen each have a clinical MTA-cooperative PRMT5 inhibitor program that have commenced clinical trials, using the same mechanism of action as TNG908 (and there are other indirect competitors in the PRMT5 inhibition space as well).

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. Our lead product candidate, TNG908, is an oral small molecule inhibitor of PRMT5. We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration which occurs in 10% to 15% of all human tumors, including NSCLC, mesothelioma, cholangiocarcinoma, and GBM, as well as indications where there are limited treatment options with no standard of care, including MPNST. Our next-generation PRMT5 product candidate, TNG462, is being developed for the same patient population as TNG908 with the exception of GMB as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. Additionally, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of serine-threonine kinase 11 (STK11) loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 15% of NSCLC, 15% of cervical cancers, 10% carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. TNG348 is a strong synthetic lethal target for BRCA1/2 mutations, which are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our programs and product candidates, are based on our estimates.

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

We, our principal investigators and our CROs are required to comply with regulations, including GCPs for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our current or future clinical trials will comply with GCPs. In addition, our clinical trials generally must be conducted with product candidates produced under current Good Manufacturing Practice, or cGMP, regulations. Our failure or the failure of our principal investigators, third party manufacturers or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database,

ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation.

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

The patent position of biotechnology and pharmaceutical companies for technologies and inventions generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The degree of patent protection we require to successfully commercialize our current or future product candidates may be unavailable or severely limited in some cases and the intellectual property protections we may obtain may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our pending patent applications that mature into issued patents will include claims with a scope sufficient to protect TNG908 or our other current or future product candidates. In addition, if the breadth or strength of protection provided by our patent applications or any patents we may own or in-license is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our trademarks or trade names may be challenged, infringed, diluted, circumvented or declared generic or determined to be infringing on other marks. We intend to rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. Further we have not, and may not, register for trademark protection in every potential jurisdiction where we may conduct business or sell products (if approved). During the trademark registration process, we have in the past received and may in the future receive Office Actions from the USPTO or from comparable agencies in foreign jurisdictions objecting to the registration of our trademark. Although we may be given an opportunity to respond to those objections, we may be unable to overcome such objections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademark applications or registrations, and our trademark applications or registrations may not survive such proceedings. If we are unable to obtain a registered trademark, or do not seek registered trademarks, or establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

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

Moreover, any of these parties might breach the agreements and intentionally or inadvertently disclose our trade secret information and we may not be able to obtain adequate remedies for such breaches or disclosures. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights and trade secrets to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property or proprietary information to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, financial condition, results of operations and future prospects.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for research and development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. As noted above, some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to initiate and continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our current or future product candidates, if approved. Any of the foregoing events would harm our business, financial condition, results of operations and prospects.

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

It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. Like many companies in the biopharmaceutical industry we have, and may in the future, receive offers to license or acquire certain technologies or intellectual property rights from third parties in connection with the manufacturing and/or commercializing product candidates. The licensing of third-party intellectual property rights is a competitive area, and more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. More established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment, or at all. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected current or future product candidates, which could materially harm our business, and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

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

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections on a prioritized basis. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.

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

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) changes to the method in which drug prices are determined for Medicare and Medicaid participants or other potential patients in the U.S. (or by which drug prices are determined in other countries and regions), (iii) additions or modifications to product labeling (if, and when, a product is approved for sale); (iv) the recall or discontinuation of our products (if any products are approved by applicable regulatory authorities); or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see section entitled “Business – Current and future healthcare reform legislation” as set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Separately, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or may not provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, in August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA includes several provisions that impact our business to varying degrees, including provisions that create a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, impose new manufacturer financial liability on all drugs in Medicare Part D, allow the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, require companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay the rebate rule that would require pass through of pharmacy benefit manager rebates to beneficiaries. The effect of IRA on our business and the healthcare industry in general is not yet known.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain regulatory approval. Our future arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See section entitled “Business – Other healthcare laws" as set forth in the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

In particular, we have experienced a very competitive hiring environment in Boston and Cambridge, Massachusetts. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what we have to offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success with which we can discover and develop product candidates and our business will be limited.

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

As of September 30, 2022, we had 109 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of September 30, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 40% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Tango Therapeutics, Inc.

Dated: November 10, 2022	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)