Form 10-K
period 2022-12-31
Tango Therapeutics, Inc.
filed 2023-03-27
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHaANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39485

TANGO THERAPEUTICS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	85-1195036
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
201 Brookline Ave., Suite 901 Boston, MA	02215
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (857) 320-4900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	TNGX	Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2022, was approximately $302.3 million.

As of March 20, 2023, the registrant had 88,203,478 shares of common stock, $0.001 par value per share, outstanding.

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

•

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We expect our operating results to fluctuate significantly in the future as our business advances.

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

•

If we are unable to successfully validate, develop and obtain regulatory approval for companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates. We will also rely on third-parties for screening for biomarkers that enable patient selection for trials.

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

•

If we cannot obtain new patents, maintain our existing patents and protect the confidentiality and proprietary nature of our trade secrets and other intellectual property, our business and competitive position may be harmed.

•

If we are found to be infringing third party patents, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our products. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our products or product candidates, which may adversely affect our business.

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

Corporate Information

We were formerly known as BCTG Acquisition Corp. (“BCTG”) and were incorporated in Delaware May 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business. On August 10, 2021, we consummated the merger pursuant to the Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG, BCTG Merger Sub Inc. and Tango Therapeutics Sub, Inc. Upon the consummation of the merger, we changed our name to “Tango Therapeutics, Inc.

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts.

USE OF DEFINED TERMS IN THIS ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2022 we use the following defined terms:

i.
"2022 Annual Report" means this Annual Report on Form 10-K for the year ended December 31, 2022;
ii.
"the Company", "we", "our" and "us" mean Tango Therapeutics, Inc. and its wholly-owned subsidiaries;
iii.
“CoREST” means Co-repressor of Repressor Element-1 Silencing Transcription;
iv.
"CSF” means cerebrospinal fluid
v.
“Gilead” means Gilead Sciences, Inc.;
vi.
“GBM” means glioblastoma;
vii.
“HRD+” means homologous recombination deficient;
viii.
“MPNST” means malignant peripheral nerve sheath tumors;
ix.
“MTA” means methylthioadenosine;
x.
“MTAP” means methylthioadenosine phosphorylase;
xi.
“NSCLC” means non-small cell lung cancer;
xii.
“PDX” means patient-derived xenograft
xiii.
“PRMT5” means protein arginine methyltransferase 5;
xiv.
“SAM” means S-adenosyl-L-methionine;
xv.
“SDMA” means symmetric di-methylation of specific arginine
xvi.
“STK11” means serine-threonine kinase 11; and
xvii.
“USP1” means ubiquitin-specific protease 1.

PART I

Item 1. Business.

Overview

Tango Therapeutics was founded with a clear mission: discover the next generation of precision medicines to help patients with cancer through addressing the specific genetic alterations that fuel the cancer. We leverage our state-of-the-art target discovery platform to identify novel targets and develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Tumor suppressor gene loss remains a largely unaddressed target space specifically because these genetic events cannot be directly targeted. Our novel small molecules are designed to be selectively active in cancer cells with specific tumor suppressor gene loss, killing those cancer cells while sparing normal cells. We also are extending this target space beyond the classic, cell-autonomous effects of tumor suppressor gene loss to include the discovery of novel targets that reverse the effects of tumor suppressor gene loss that prevent the immune system from recognizing and killing cancer cells (immune evasion). We believe our approach will provide the ability to deliver the deep, sustained target inhibition necessary to optimize tumor response and clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells.

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including NSCLC, mesothelioma, pancreatic cancer, cholangiocarcinoma and GBM. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Patients are actively being enrolled in the Phase 1/2 clinical trial and we expect to provide an update on the ongoing dose escalation portion of the trial, focusing on proof-of-mechanism, in the second quarter of 2023.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM will be excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. We expect to initiate the Phase 1/2 clinical trial for TNG462 in mid-2023.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class, CoREST inhibitor, which has shown to reverse the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical, 10% of carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. We plan to file an IND for TNG260 in the first half of 2023. We expect that TNG260 will be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

We are developing TNG348, a novel allosteric inhibitor of USP1 for treatment of BRCA1 and BRCA2-mutant and other HRD+ cancers. BRCA1 or BRCA 2 mutations are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers and additionally, BRCA wild-type HRD+ mutations are present in approximately 40% of ovarian, 15% of breast, 3% of prostate and 2% of pancreatic cancers. In vivo preclinical studies for TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant models. Clinically, we expect TNG348 to have single agent activity in PARP inhibitor -naïve and PARP inhibitor-resistant BRCA1/2 mutant and other HRD+ cancers, and to synergize with PARP inhibitors. We expect to file an IND for this program in mid-2023.

In October 2018, we entered into a collaboration agreement with Gilead (Gilead Agreement), which was expanded in August 2020. Our immune evasion platform is the foundation for this collaboration. Under the Gilead Agreement, we work together to identify and develop novel immune evasion targets by leveraging our proprietary functional genomics-based discovery platform. To date, Gilead has licensed two programs and has extended their option on two programs. Our collaboration with Gilead excludes PRMT5, CoREST and USP1 programs as well as a growing pipeline of novel targets identified in our non-immune based target discovery screens. We retain the right to identify and validate targets outside the scope of our collaboration with Gilead, which includes all cell autonomous targets except those discovered in immune evasion contexts, and to develop and commercialize products directed to such targets on our own or in collaboration with third parties. See “— Collaboration and License Agreements — Collaboration and License Agreement with Gilead Sciences” for additional information.

Our Pipeline

We are leveraging the power and productivity of our discovery engine to discover and validate multiple novel targets each year. Our growing pipeline consists of discovery programs for multiple cancer types with limited treatment options as summarized in Figure 1.

Figure 1. Tango Therapeutics' product pipeline

Our Strategy

We are pioneering novel approaches to the discovery and development of innovative precision oncology therapies. We leverage the following core strategic components, enabling bold thinking in pursuit of transformative therapies for patients with cancer:

•
Advance TNG908, our MTA-cooperative PRMT5 inhibitor that is synthetic lethal with MTAP deletion, into the clinic in multiple indications with high unmet need
•
Maximize the opportunity to help patients with MTAP-deleted cancers and increase our strategic optionality with our next-generation PRMT5 inhibitor, TNG462, that has improved potency and selectivity compared to TNG908 in preclinical models
•
Bring one of the first immunotherapy programs within genetically-defined patients into the clinic in STK11-mutant cancers with TNG260
•
Advance our USP1 inhibitor, TNG348, into clinical development in multiple BRCA1/2-mutant and other HRD+ cancers
•
Discover and drug the next generation of synthetic lethal precision oncology targets to continue to grow our pipeline
•
Opportunistically evaluate and maximize the value of strategic collaborations to bring more medicines to patients, accelerate development timelines and explore combination therapy approaches for our product candidates

BACKGROUND

Unmet need of cancers caused by tumor suppressor gene loss

Many genetic drivers of cancer have been well-characterized but have not been directly targeted due to their molecular structure (undruggable oncogenes) or functional loss (tumor suppressor genes). Tumor suppressor gene loss represents a significant portion of the many genetic alterations that drive the formation of cancers but it remains a largely unaddressed target space. Targeting tumor suppressor gene loss directly is not possible because they are deleted or inactivated, and the immune evasion effects of tumor suppressor gene loss has only recently been described. We are using the concept of synthetic lethality to address the unmet medical need of these large groups of patients characterized by tumor suppressor gene loss and activation of immune evasion genes.

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

Our immune evasion platform

Our synthetic lethal target discovery approach can be adapted to identify druggable targets that do not kill cancer cells directly, but rather attract immune cells to destroy them. Our immune evasion target discovery platform was designed to incorporate immuno-oncology therapies with genetically-defined patient populations to maximize clinical benefit. We are addressing the unmet medical need of this large group of patients by identifying novel immune evasion genes that (i) are activated by tumor suppressor gene loss and (ii) the effects of which can be reversed through inhibition with a small molecule. In the first step, we perform an in vivo CRISPR-based screen using immune cell-mediated cell killing as the readout. This first step allows us to identify tumor suppressor genes linked to immune evasion. For the second step, we repeat the in vivo CRISPR screen in animals with an intact immune system looking for potential drug targets that reverse the immune evasion effects of the tumor suppressor gene deletion.

OUR PROGRAMS

PRMT5 inhibitors

Overview

We are currently developing TNG908 and TNG462, potent and selective oral small molecule MTA-cooperative inhibitors of PRMT5, which are designed to be synthetic lethal with MTAP deletion. Current preclinical data suggest the PRMT5-MTAP synthetic lethal interaction is one of the strongest and most prevalent synthetic lethal interactions in human cancers and represents a subset of synthetic lethality termed collateral lethality. This synthetic lethal interaction occurs when MTAP is co-deleted as a “passenger” with the frequently deleted tumor suppressor gene, CDKN2A (p16). The synthetic lethality occurs because MTAP-deleted cells accumulate the PRMT5 inhibitory factor MTA. As a result, PRMT5 is partially inhibited in MTAP-deleted cells, making those cells more sensitive than normal cells to further inhibition of PRMT5 activity.

Taking advantage of this unique interaction between PRMT5 inhibition and MTAP deletion requires that the inhibitors have a specific binding mechanism called MTA cooperativity. TNG908 and TNG462 bind cooperatively with MTA to inhibit PRMT5 function by blocking access to the PRMT5 active site for both protein substrates and the activating PRMT5 co-factor SAM. This MTA-cooperative binding mechanism allows selective inhibition of PRMT5 in tumor cells that have lost MTAP (MTAP-null) while being relatively inert in normal cells without MTAP deletion (MTAP WT). We believe TNG908 and TNG462 are differentiated from non-MTA-cooperative PRMT5 inhibitors as a result of this mechanism of action. This approach is expected to result in a large therapeutic window in patients with MTAP-deleted tumors, potentially limiting toxicity and leading to meaningful clinical responses.

We are developing TNG908 for the treatment of patients with solid tumors with homozygous MTAP deletion (10- 15% of all human tumors) including NSCLC, mesothelioma, pancreatic cancer, cholangiocarcinoma and GBM. In preclinical studies, TNG908 has 15-fold greater selectivity for MTAP-null cancer cells over MTAP WT cells, strong anti-tumor effects in vivo, and pharmacokinetics that support its potential to be a leading PRMT5 inhibitor if approved. The FDA granted TNG908 Fast Track designation to TNG908 and additionally, the granted Orphan Drug Designations to TNG908 for the treatment of MPNST and malignant glioma, including GBM. We are actively dosing patients in the Phase 1/2 clinical trial and we expect to provide an update on the ongoing dose escalation portion of the trial, focusing on proof-of-mechanism, in the second quarter of 2023.

We also are developing TNG462, a more potent and selective PRMT5 inhibitor with improved pharmacokinetic properties as compared to TNG908. We believe additional potency may allow stronger target inhibition and thus clinical efficacy, and additional selectivity for MTAP-deleted cells may provide a wider therapeutic index. In the first quarter of 2023, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG462. We expect to initiate a Phase 1/2 clinical trial in mid-2023. The trial, which will require all patients to have a homozygous MTAP deletion, will evaluate cancers including NSCLC, mesothelioma and cholangiocarcinoma. Unlike TNG908, GBM will be excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier.

By advancing both TNG908 and TNG462 into the clinic, we not only maximize the opportunity to help patients with MTAP-deleted cancers but also increase our strategic optionality to develop and potentially commercialize a PRMT5 inhibitor. We look forward to emerging data from these trials to optimize our development and commercialization plans for these programs.

MTAP-deletion frequency in multiple solid tumor types

A partial deletion of chromosome 9p21, driven by loss of the tumor suppressor gene CDKN2A, is the most common homozygous deletion in human cancer. MTAP is adjacent to CDKN2A and is lost along with it in 80-90% of CDKN2A-deleted tumors, thus MTAP is one of the most commonly deleted genes across all cancer types. Based on The Cancer Genome Atlas (TCGA) data and data from a 2014 publication by Lee et al, there are at least 15 cancer types where MTAP loss occurs in more than 10% of patients, including approximately 10% of non-squamous NSCLC, 20% of squamous NSCLC, 25% of bladder cancers, 30% to 55% of MPNST and 40% of GBM. Given that we believe this is a large and important opportunity for patients with cancer, we are developing both TNG908 and TNG462.

Figure 3. The frequency of MTAP deletion across tumor types as determined from analysis of TCGA and an indication specific publication

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

PRMT5 methylates target proteins by removing a methyl group from SAM, the co-factor and methyl donor which is necessary for PRMT5 activity, and transferring that methyl group to a specific residue on target proteins. This methyl modification, or “mark,” alters the function of the target protein, thereby regulating the cell processes for which the protein is important.

The function of PRMT5 is regulated in several ways, including by the endogenous inhibitor MTA. MTA directly competes with SAM for binding to the PRMT5 active site but does not have a methyl donor. Thus, when present, MTA inhibits PRMT5 function.

MTA-cooperative PRMT5 inhibition as a novel synthetic lethal mechanism in cancers with MTAP-deletion

Our differentiated approach with TNG908 and TNG462

The challenge for PRMT5 inhibitors that are not MTA-cooperative is that they kill rapidly growing normal cells (bone marrow cells in particular) as effectively as cancer cells and therefore the level of inhibition needed to kill cancer cells is reduced by on-target, dose-limiting bone marrow toxicity. To address this problem, we designed TNG908 and TNG462 to be selectively active (synthetic lethal) in cancer cells that have a homozygous deletion of MTAP, which is not deleted in normal cells.

TNG908 and TNG462 bind PRMT5 cooperatively with MTA, whereas the non-MTA-cooperative PRMT5 inhibitors previously evaluated in clinical trials are either SAM-cooperative or SAM-competitive. In normal cells (MTAP WT), MTA is rapidly degraded by MTAP. When MTAP is deleted in cancer cells, intracellular MTA is markedly elevated compared to normal cells (Figures 4 and 5 below). TNG908 and TNG462 preferentially bind PRMT5 in the presence of MTA and “lock” the enzyme into the inactive state which prevents PRMT5 from methylating target proteins critical for cell survival. As a result, TNG908 and TNG462 selectively kill MTAP-deleted tumor cells with elevated MTA levels while sparing normal cells.

Figure 4. Schematic of PRMT5 and MTAP functions

SAM and MTA bind to the same pocket in PRMT5

CELL DEATH
Normal cells
Non-MTA-cooperative PRMT5 inhibitors
CELL DEATH
MTAP-null cells
SAM
PRMT5
MTA
Degradation
Substrate
Substrate-Me
Multiple key cellular functions
MTAP
MTA
Degradation
MTAP
PRMT5
TNG908 and TNG462
NO EFFECT
CELL DEATH

PRMT5 is an essential enzyme for all cell types, and MTAP deletion in cancer cells results in tumor specific sensitivity to PRMT5 inhibition. MTA-cooperative PRMT5 inhibitors, such as TNG908 and TNG462, may provide a wide therapeutic index by preferentially inhibiting PRMT5 in MTAP-deleted cancer cells, while relatively sparing normal tissue.

Figure 5. TNG908 and TNG462 have an MTA-cooperative mechanism of action that is selective for MTAP-deleted cancer cells

We compared the potency and selectivity of TNG908 and TNG462 to a non-MTA-cooperative PRMT5 inhibitor, GSK3326595, in a panel of 180 cancer cell lines representing multiple histologies, including NSCLC, bladder cancer, pancreatic cancer, mesothelioma, cancers of the central nervous system, leukemia and lymphoma. TNG908 and TNG462 demonstrated significant MTAP-selective inhibition of viability, while GSK3326595 showed no selectivity for MTAP-null cell lines over MTAP WT (Figure 6).

Figure 6. TNG462 and TNG908 demonstrate strong MTAP selectivity in 180 cancer cell lines as compared to GSK3326595

PRMT5 catalyzes SDMA residues of substrate proteins, a modification that can be detected and quantified by SDMA-specific antibodies as a direct measurement of PRMT5 activity. Therefore, SDMA quantification can be used as a pharmacodynamic biomarker for PRMT5 inhibitors. TNG908 and TNG462 both inhibit PRMT5 90-100% in the MTAP-null HAP1 cell line with marked selectivity over the MTAP WT cell line (Figure 7). The degree of PRMT5 inhibition and selective viability are consistent with data generated in isogenic xenograft models that differ only by presence or absence of the MTAP gene (Figure 8).

Figure 7. PRMT5 inhibition by TNG908 and TNG462 is dose-dependent and MTAP-selective.

In vitro in-cell western data demonstrating dose-dependent reduction of SDMA levels after 24 hours of TNG908 or TNG462 treatment in HAP1 MTAP-isogenic cancer cell lines

HAP1 MTAP-isogenic cell lines

TNG908
TNG462
MTAP WT
MTAP-null
Normalized SDMA levels
125
100
75
50
25
0
IC90
0
8
40
200
1000
nM
0
1.4
8
40
200
nM

Figure 8. TNG908 demonstrates strong, MTAP-selective anti-tumor activity in xenograft models. TNG908 selectively inhibits PRMT5 in MTAP-null cancer in vivo

PRMT5 preclinical data overview

TNG908 and TNG462 are both highly selective for PRMT5 against a panel of 38 methyltransferases at 10 µM, showing they do not inhibit any other methyltransferases, even well above the predicted clinical efficacious exposure range. Both TNG908 and TNG462 have excellent drug-like properties and are formulated for oral administration. Dose-dependent PRMT5 inhibition and anti-tumor efficacy have been shown in MTAP-null xenograft models, which demonstrate that both molecules suppress tumor growth in an on-target manner.

TNG908 and TNG462 drive dose-dependent, on-target, anti-tumor activity including deep and durable regressions in MTAP-null xenograft models regardless of histology. TNG462 has demonstrated increased potency and MTAP-deletion selectivity as compared to TNG908. Additionally, due to improved pharmacokinetic properties, TNG462 will be dosed once daily in the Phase 1/2 clinical trial.

TNG908 preclinical data summary

In our preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Consistent with these findings, TNG908 demonstrated significant and dose-dependent anti-tumor activity in over 50 xenograft models representing multiple tumor lineages (sample data shown in Figure 9) that did not have a bias to specific histologies. These histology-agnostic responses included strong and durable regressions in a number of models including PDX models of cholangiocarcinoma, NSCLC, bladder cancer and GBM. Notably, in both the NSCLC (squamous) and GBM PDX models shown in Figure 9, complete responses were observed while on TNG908-treatment and maintained when therapy was discontinued in all mice (NSCLC-squamous PDX) and in 4/5 mice (GBM PDX).

Figure 9. TNG908 demonstrates strong anti-tumor activity with regressions in MTAP-deleted xenograft models

TNG908 IC50 110 nM, 15X selectivity for MTAP deletion

Cholangiocarcinoma
PDX
NSCLC (adeno)
PDX
Bladder (TCC)
PDX
Vehicle
30 mpk
120 mpk
BID
Continuous treatment
LU-99
NSCLC CDX
Glioblastoma
PDX
NSCLC (squamous)
PDX
Tumor volume (mm3)
Days of treatment
Days of study
Last dose

In preclinical non-human primate studies, TNG908 has exposure in CSF that is equivalent to plasma when corrected for protein-binding. In addition to the strong anti-tumor activity demonstrated in subcutaneous MTAP-null GBM xenograft models, we also have shown strong efficacy and prolonged survival in a GBM xenograft model that was inoculated in the brain. We believe these data uniquely position TNG908 as a potential treatment option for patients with MTAP-deleted tumors of the central nervous system (CNS), including GBM and CNS metastases of MTAP-deleted solid tumors.

TNG462 preclinical data summary

TNG462 has the same mechanism of action as TNG908 with improved potency and selectivity in MTAP-deleted cancer cell lines. In preclinical studies, TNG462 is 45 times more selective for MTAP-deleted cells (3-fold greater than TNG908) and 28 times more potent than TNG908, which may translate to a wider therapeutic index and stronger target inhibition than TNG908. TNG462 has improved pharmacokinetic properties relative to TNG908 that support once daily dosing in the clinic. Similar to TNG908, TNG462 drives strong anti-tumor activity without bias towards any specific histology. Deep and durable regressions were demonstrated in PDX models derived from cholangiocarcinoma, mesothelioma, lung, bladder and pancreatic cancer (sample data shown in Figure 10). In the preclinical models, TNG462 treatment also suppresses tumor growth even after removal of therapy in a NSCLC (squamous) PDX model.

Figure 10. TNG462 demonstrates strong anti-tumor activity with regressions in MTAP-deleted xenograft models

Preclinical combination data

While we expect TNG908 and TNG462 both will show strong single-agent efficacy, we plan to evaluate these molecules clinically in combination with other agents in the future. Based on strong preclinical data showing significant in vivo combination benefit, combinations of potential interest include CDK4/6, MAT2A, and KRAS inhibitors and potentially other oncogene-targeted therapies.

•
Essentially all MTAP-deleted tumors also have a CDKN2A deletion and CDKN2A deletion may sensitize cancers to CDK4/6 inhibition, thus combining TNG462 or TNG908 with a CDK4/6 inhibitor may further enhance the clinical benefit of either inhibitor alone. We have demonstrated the efficacy of this combination in preclinical in vivo studies.
•
MAT2A inhibitors reduce intracellular levels of the activating PRMT5 co-factor, SAM, and increase the ratio of MTA to SAM in MTAP-deleted cells. Strong synergy has been demonstrated preclinically with both TNG908 and TNG462 with a MAT2A inhibitor, suggesting that this could be a beneficial clinical combination in MTAP-deleted tumors.
•
Approximately 30% of MTAP-deleted lung adenocarcinomas and 85% of MTAP-deleted pancreatic adenocarcinomas are also KRAS-mutant, therefore combining TNG908 or TNG462 with a KRAS inhibitor in these patients may have clinical benefit. Preclinical in vivo studies further support testing these combinations in clinical trials.

Planned clinical trials

TNG908 Phase 1/2

The Phase 1/2 first-in-human trial is evaluating the oral administration of TNG908 monotherapy in patients with MTAP-deleted tumors (See Figure 11 below). As TNG908 is designed to selectively inhibit PRMT5 in cancers with MTAP deletion, we are limiting enrollment to patients with MTAP-deleted cancers.

We are actively enrolling patients in the dose escalation phase and evaluating safety, pharmacokinetics and pharmacodynamics and efficacy in patients with locally advanced or metastatic solid tumors of any histology with an MTAP deletion. Following determination of the optimal efficacious dose, we will evaluate the efficacy of TNG908 in multiple histology-specific expansion arms including MPNST, NSCLC, mesothelioma, cholangiocarcinoma and GBM. In parallel, we will enroll a histology-agnostic cohort to provide optionality for a registration strategy in all tumors regardless of histology if broad activity is observed. Given that MTAP deletion is common in multiple indications, we may expand into additional histology-specific cohorts based on activity observed in the Phase 1/2 trial.

The indication specific cohorts were selected based on the unmet medical need for new therapies in prevalent histologies, including NSCLC, mesothelioma, cholangiocarcinoma and GBM, as well as indications where there are limited treatment options with no standard of care such as MPNST.

In the first quarter of 2022, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG908. We are actively enrolling patients in the Phase 1/2 clinical trial of TNG908. Based on a recent protocol amendment, GBM patients will be added to the ongoing trial. We expect to provide an update on the ongoing dose escalation portion of the trial, focusing on the proof-of-mechanism, in the second quarter of 2023.

Figure 11. TNG908 First-in-human trial schema.

DOSE EXPANSION
Malignant peripheral nerve sheath tumors (MPNST)
Non-small cell lung
Mesothelioma
Cholangiocarcinoma
Glioblastoma
Histology-agnostic cohort
DOSE ESCALATION
• Solid tumors with MTAP deletion

TNG462 Phase 1/2

In the first quarter of 2023, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG462. We plan to initiate a Phase 1/2 clinical trial in mid-2023. The clinical trial for TNG462 is similar to the TNG908 trial, wherein all cancers must have an MTAP deletion. Similar to TNG908, the dose expansion portion of the clinical trial will include a histology-agnostic cohort. Unlike TNG908, GBM patients will be excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier.

TNG260, CoREST-Selective Inhibitor

Overview

CoREST was discovered as a drug target with the potential to reverse the immune evasion associated with STK11 mutations using our immune evasion target discovery platform. This platform uses high throughput in vivo CRISPR-based target discovery screens to identify druggable targets that do not kill cancer cells directly, but rather attract immune cells to destroy them in the context of specific tumor suppressor gene loss.

TNG260 is a novel small molecule inhibitor of the CoREST deacetylase complex that reverses checkpoint inhibitor resistance in STK11 mutant preclinical models. TNG260 is being developed in combination with an anti-PD-1 antibody and is designed to reverse immune evasion in STK11-mutant cancers, with the aim of restoring sensitivity to immune checkpoint inhibition. In preclinical studies, selective CoREST inhibition by TNG260 in combination with an anti-PD-1 antibody resulted in complete regressions in ~60% of mice as a result of the transcriptional reprogramming of STK11-mutant tumor cells. In STK11-mutant cancers, TNG260 directly alters tumor cell cytokine secretion, markedly reduces recruitment of immune suppressive T regulatory cells, upregulates components of the antigen presentation machinery as well as PD-L1 on the tumor cell surface, which together lead to a more immunogenic tumor microenvironment. Preclinically, TNG260 in combination with an anti-PD-1 antibody resulted in complete tumor regressions and prevented regrowth in STK11-mutant tumors, inducing immune memory. STK11 loss-of-function mutations occur in approximately 15% of NSCLC, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. We plan to file an IND for TNG260 in the first half of 2023.

Mechanism of action

STK11 mutant cancers have several key features that contribute to an immune checkpoint resistant tumor microenvironment, including low PD-L1 expression, low T effector cell infiltration, and high levels of immune suppressor T regulatory cells. Treatment with an immune checkpoint inhibitor, such as anti-PD-1, is not sufficient to overcome the immune evasive environment of STK11-mutant tumors, leading to very limited clinical response in these patients. Inhibition of the CoREST complex by TNG260 has been shown to lead to changes in expression of immune-related genes that favor a more active immune environment. For example, TNG260 treatment leads to increased expression of CXCL9, CXCL10, and CXCL11, which are cytokines responsible for recruiting T effector cells, therefore increasing the anti-tumor immune response when combined with anti-PD-1 antibody. Additionally, the combination of TNG260 with an anti-PD-1 antibody in preclinical studies leads to decreased expression of CCL1 and CCL22, which are chemokines responsible for recruiting immune suppressive regulatory T cells to the tumor environment. Together, this leads to an uncoupling of the levels of T effector and regulatory T cells in the tumor, which contributes to a more active immune microenvironment and re-sensitization to anti-PD-1 treatment.

Target discovery

Our state-of-the-art in vivo CRISPR discovery platform enabled the discovery of STK11 as a tumor suppressor gene that drives immune evasion when not functional in cancer cells. We engineered a syngeneic mouse tumor model in which STK11 loss-of-function drives resistance to immune checkpoint blockade. Applying our in vivo CRISPR screen in this STK11 loss-of-function model, HDAC1 was identified as a target that reversed anti-PD-1 resistance caused by STK11 deletion. Though HDAC1 is a component of three major regulatory complexes, we observed that TNG260 is highly selective and only inhibits the CoREST complex and spares the other two complexes (Sin3 and NuRD).

Preclinical data summary

In preclinical models, TNG260 demonstrated strong genetic and pharmacologic validation showing reprogramming of the tumor microenvironment and strong sensitization to anti-PD-1 therapy in STK11-deficient tumor models. In a syngeneic mouse tumor model where STK11 mutations drive resistance to immune checkpoint blockade, CoREST inhibition by TNG260 in combination with an anti-PD-1 antibody resulted in complete tumor regressions in five out of eight treated mice. Treatment was stopped on Day 48 and the five of eight mice that were completely tumor-free at that time remained tumor-free for 21 days with no further treatment. Furthermore, when tumor cells were re-implanted in these mice on day 69, they were rejected, compared to a treatment-naïve group of animals where tumors grew as expected. This demonstrated the induction of immune memory in the animals with complete responses to TNG260 with anti-PD-1 antibody (Figure 12).

Figure 12: Pharmacologic proof-of-concept for CoREST inhibition in STK11 mutant MC38 mice with TNG260 in combination with an anti-PD-1 antibody

Planned clinical trials

Our Phase 1/2 first-in-human trial of TNG260 will evaluate the oral administration of TNG260 in combination with pembrolizumab (anti-PD-1 antibody) in patients with STK11-mutant solid tumors (Figure 12). As TNG260 is designed to work in combination with anti-PD-1 antibodies in tumors with STK11 loss, enrollment will be limited to patients with STK11 mutated tumors.

The dose escalation phase of this clinical trial will evaluate safety, pharmacokinetics, pharmacodynamics, and efficacy of TNG260 in combination with pembrolizumab in patients with locally advanced or metastatic cancer of any solid tumor histology with an STK11 mutation. Since efficacy with TNG260 requires combination with an anti-PD-1 antibody, TNG260 will be evaluated in combination with pembrolizumab. Following determination of the optimal efficacious dose, we will evaluate the efficacy of TNG260 plus pembrolizumab in indication-specific expansion arms including STK11 mutated NSCLC. In parallel, we will enroll a solid tumor, histology-agnostic cohort including cervical, pancreatic and breast cancer as well as carcinoma of unknown primary. We plan to file an IND for TNG260 in the first half of 2023.

Figure 12. TNG260 in combination with pembrolizumab first-in-human trial schema

DOSE ESCALATION
• Any solid tumor with STK11 mutation
DOSE EXPANSION
STK11 mut
KRAS WT lung cancer
STK11 mut
KRAS mut lung cancer
Histology-agnostic cohort
(enriched for cervical, unknown primary, pancreatic, breast)

TNG348, USP1 Inhibitor

Overview

TNG348 is a novel allosteric inhibitor of USP1 for treatment of BRCA-mutant and other HRD+ cancers. USP1 was initially identified as a strong synthetic lethal target for BRCA1 loss-of-function using CRISPR-based screens in a panel of BRCA1-mutant versus wild-type cancer cell lines. In vivo preclinical studies of TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibitors. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant models. Clinically, we expect TNG348 to have both single agent activity and combination benefit with PARP inhibitors in PARP inhibitor-naïve and PARP inhibitor-resistant BRCA1/2 mutant cancers and other HRD+ cancers. As such, USP1 has the potential to treat a patient population that is at least comparable in size to the PARP inhibitor market. BRCA1 or BRCA2 mutations are present in approximately 15% of ovarian cancers, 10% of breast cancers, 10% of prostate cancers, 5% of endometrial cancers and 5% of pancreatic cancers and additionally, BRCA wild-type HRD+ mutations are present in approximately 40% of ovarian, 15% of breast, 3% of prostate and 2% of pancreatic cancers. We expect to file an IND for TNG348 in mid-2023.

Mechanism of action

While normal cells have multiple mechanisms to repair damaged DNA and prevent the associated cell death, tumors with BRCA1/2 mutations lack one of those mechanisms, the ability to repair double strand breaks. BRCA1/2 mutant and other HRD+ cancers rely in part on translesion synthesis (TLS) and base excision repair (BER) for DNA damage repair and cell survival. USP1 and PARP inhibitors exploit these dependencies by preventing efficient translesion synthesis and base excision repair respectively (See Figure 18). Clinically, blocking DNA damage repair to induce cancer cell death is a validated therapeutic strategy in oncology as exemplified by PARP inhibitors for the treatment of BRCA1/2 mutant cancers.

Figure 13. Overview of DNA damage repair mechanism and how genetic alterations causing homologous recombination deficiency, such as BRCA1/2 loss, leads to a dependency on translesion synthesis (USP1) and base excision repair (PARP) pathways

Multiple mechanisms exist to repair damaged DNA

BRCA1/2 mutations (HRD+)
Prevent repair of double strand breaks (homologous and non-homologous end-joining)

USP1 inhibitors
Prevent efficient repair of single strand breaks (translesion synthesis)

PARP inhibitors
Prevent efficient repair of single strand breaks (base excision repair)

USP1 is a deubiquitinating enzyme (DUB) that co-localizes with PCNA to DNA replication forks to ensure high-fidelity DNA replication. When mono-ubiquitinated PCNA (ub-PCNA) encounters DNA damage, USP1 removes ubiquitin from PCNA, switching synthesis to low fidelity TLS polymerases for gap filling and repair (See Figure 14). By inhibiting USP1, TNG348 blocks the ubiquitin removal from PCNA, driving PCNA poly-ubiquitination and degradation. This results in incomplete translesion synthesis repair. Ultimately, the replication stress induced by USP1 inhibition leads to decreased DNA synthesis, cell cycle arrest, and induction of cell death as detailed in our recent peer reviewed publication (Antione et al. Molecular Cancer Therapeutics, 2023).

Figure 14. TNG348 blocks an important DNA damage repair pathway known as translesion synthesis. By inhibiting USP1 activity, TNG348 prevents the posttranslational modification of PCNA required to bypass DNA damage using low fidelity TLS polymerases for gap filling and repair

Preclinical data summary

The DNA damage repair pathways regulated by USP1 are not currently targeted by any marketed drug. Based on genome-wide CRISPR-Cas9 screens in the presence of our USP1 inhibitors, we validated that the activity of TNG348 converges on ubiquitination of PCNA, which represent a highly differentiated mechanism relative to other DNA damage repair enzyme inhibitors, including PARP inhibitors (Figures 13 and 14). Based on in vitro cell line profiling and ex vivo studies in patient-derived organoid cultures, we expect TNG348 to have both single agent activity and combination benefit with PARP inhibitors in PARP inhibitor-naïve and PARP inhibitor-resistant cancers. (See Figure 15 and Figure 16). Because USP1 inhibition blocks TLS and PARP inhibition blocks BER, the drug combination is highly synergistic resulting in tumor regression in multiple patient-derived xenograft models that are not sensitive to either single agent alone (Figure 17).

Figure 15. TNG348 profiling using 7-14 day clongenic assays across a panel of sixty-one breast and ovarian cancer cell lines, including BRCA1/2 mutant and HRD+ models, show single agent activity and strong combination synergy with PARP inhibitors.

Figure 16. PARPi-resistant patient-derived organoids are sensitive to USP1 inhibition and are synergistic with niraparib

Ex vivo efficacy in a PARP resistant patient-derived organoid

DF3602
niraparib
%Viability (Normalized to DMSO)
120
100
80
60
40
20
0
0.001
0.01
0.1
1
10
100
niraparib concentration (μM)
USP1i
USP1i + niraparib
USP1i concentration (μM)

DF3602 was derived from a tumor exposed to more than 10 prior lines of therapy

Unpublished data, Dr Alan D'Andrea, Dana-Farber Cancer Institute

Figure 17. TNG348 demonstrates significant combination benefit with PARP inhibitor in breast cancer patient derived xenograft models harboring homologous recombination repair defects

In vivo efficacy in PDX models

BRCA1 mut breast ca
Tumor volume (mm³)
0
200
400
600
800
0
5
10
15
20
25
30
Days post first treatment
HRD+ breast ca
0
500
1000
0
5
10
15
20
25
30
35
Days post first treatment
Vehicle
TNG348 100mpk QD
Olaparib 100mpk QD
TNG348 100mpk QD, Olaparib 50mpk QD
Vehicle
TNG348 100mpk QD
Niraparib 30mpk QD
TNG348 100 mpk QD, Niraparib 30mpk QD

Collaboration and License Agreements

Collaboration and License Agreement with Gilead Sciences

In August 2020, we entered into an amended and restated research collaboration and license agreement, which we refer to as the Gilead Agreement, with Gilead. The Gilead Agreement expanded our 2018 collaboration with Gilead, or the 2018 Gilead Agreement. Pursuant to the Gilead Agreement we use our proprietary functional genomics-based discovery platform to identify and develop novel immune evasion targets during a seven-year period ending in August 2027, or the Research Term. During the Research Term, Gilead has the option to obtain exclusive, worldwide licenses to develop and commercialize products directed to up to 15 targets validated in the collaboration. Prior to exercising its option for a program, Gilead may “extend” such program, in which case we will further collaborate with Gilead during the Research Term to discover and develop immuno-oncology treatments directed to such target(s), potentially through early clinical development and be eligible to receive research extension payments from Gilead. Gilead will retain its option rights to any such extended program. For up to five programs licensed by Gilead, we have the option to co-develop and co-promote the lead product for such program in the United States, subject to certain exceptions, and eligible to receive milestone payments and royalties on ex-U.S. sales.

Under the terms of the Gilead Agreement, we received an upfront payment of $125.0 million in addition to an upfront payment of $50.0 million received under the 2018 Gilead Agreement. We also received a $20.0 million equity investment in connection with the Gilead Agreement, and as of December 31, 2022, we received $21.1 million in license fees and $22.0 million in research option-extension fees. We are eligible to receive up to an additional $410.0 million per program in license, research extension, and clinical, regulatory and commercial milestone payments. We are also eligible to receive tiered royalties in the first decile on net sales by Gilead on a country-by-country and product-by-product basis until the later of (i) the expiration of the last valid claim of our patents or, in some instances, certain of Gilead’s patents, in each case covering such product in such country or (ii) ten years after the first commercial sale of such product in such country. For those products that we opt to co-develop and co-promote in the United States, we and Gilead will equally split profits and losses from the sales of such products in the United States, as well as development costs for such products attributable to the United States.

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

To date, Gilead has licensed two of our programs and has research option-extended two programs under the Gilead agreements.

Our collaboration with Gilead excludes our lead programs, PRMT5, CoREST, USP1 as well as a growing pipeline of novel targets identified in our non-immune related target discovery screens. We also retain the right to identify and validate targets outside the scope of our collaboration with Gilead (all cell-autonomous targets, exclusive of those in immune evasion contexts), and to develop and commercialize products directed to such targets, on our own or in collaboration with third parties.

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

Manufacturing

Our lead investigational products are small molecule inhibitors that can be readily manufactured without requiring any specialized equipment or processes. We do not own or operate, and currently have no plans to establish any manufacturing facilities. We rely, and expect to continue to rely, on third-party Contract Development and Manufacturing Organizations, or CDMOs for the manufacturing, packaging, labeling and distribution of our investigational products for preclinical and clinical testing, as well as for commercial manufacturing if any of our investigational products obtain marketing approval. A team of internal experts oversee activities at contracted CDMOs with the goal of ensuring our investigational products are being manufactured under current good manufacturing practices, or cGMP. Currently, all manufacturing of our product candidates drug substance and drug product to be used in our planned clinical trial in the U.S. is conducted by one manufacturer. We believe that the contracted CDMO has the capacity to support our planned registrational studies, in addition to the first-in-human studies for our product candidates. The operations of the CDMO manufacturing drug substance and drug product are located outside the U.S. and, therefore, in addition to the sole-source risks related to this CDMO, we may also encounter challenges related to supply chain, climate issues, pandemic and geopolitical risks. We plan to expand and diversify our supply chain by identifying and contracting other CDMOs with the capacity and expertise to support our product candidates and other investigational products in our pipeline and to manufacture commercial supply of our drugs (if those therapies obtain regulatory approval).

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

PRMT5 inhibitors

We exclusively own three patent families covering the composition of matter, form and methods of use for our product candidates TNG908, TNG462 and other structurally related PRMT5 inhibitors. For the first family, a US patent has been granted, and patent applications are pending in the United States, Argentina, Pakistan, Taiwan, Australia, Brazil,

Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand and South Africa. Any patents granted in this family would be expected to expire no earlier than 2041. A Patent Cooperation Treaty application is pending in the second family, and any patents granted in this family would be expected to expire no earlier than 2042. A provisional United States patent application is pending in the third family, and any patents granted in this family would be expected to expire no earlier than 2043.

Additionally, we exclusively own six patent families covering other PRMT5 inhibitors and their methods of use with expiration dates ranging from 2039 to 2043. A US patent has been granted and a US patent application is pending in the first family. A US patent application is pending in the second family. Patent Cooperation Treaty applications are pending in the remaining four families.

USP1 inhibitors

We own two patent families covering USP1 inhibitors and methods of use thereof. Patent Cooperation Treaty applications are pending in both families. Any patents issuing from each of these two patent families are expected to expire no earlier than 2042. One of the patent families is exclusively owned by us, and the remaining one is jointly owned by us and Medivir AB and exclusively licensed to us under the Medivir Agreement.

CoREST inhibitors

We exclusively own two patent families relating to our CoREST inhibitor program, including composition of matter and methods of use thereof. A Patent Cooperation Treaty application is pending in the first family, and a provisional application is pending in the second family. Any issued patents, if granted, covering the composition of matter for our CoREST inhibitor, or methods of use thereof, are expected to expire no earlier than 2042.

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, clinical trials, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, clinical investigators and contract development and manufacturing organizations, or CDMOs, will be required to navigate the various preclinical, clinical, manufacturing and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals of drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

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

•
Phase 1 — Phase 1 clinical trials involve initial introduction of the investigational product in a limited population of healthy human volunteers or patients with the target disease or condition. These studies are typically designed to test the safety, dosage tolerance, absorption, metabolism, distribution, and excretion of the investigational product in humans, and, if possible, to gain early evidence of effectiveness.
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

In the first quarter of 2022, we received clearance of our IND application for TNG908 to initiate a Phase 1/2 clinical trial. In the first quarter of 2023, we received clearance of our IND application for TNG462 to initiate a Phase 1/2 clinical trial.

In March 2022, the FDA released final guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

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

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 days for reporting for serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human volunteers and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA must contain proof of the drug’s safety and efficacy for the requested indications and the marketing application is required to include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.

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

The FDA also may require submission of a Risk Evaluation and Mitigation Strategy, or REMS, if it believes such a strategy is necessary to ensure that the benefits of the drug outweigh its risks. A REMS can include use of risk evaluation and mitigation strategies such as medication guides, physician communication plans, assessment plans, and/or elements to assure safe use, such as restricted distribution methods, patient registries, special monitoring or other risk-minimization tools.

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

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. The FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for one or more indications.

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

A new drug is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application. In the first quarter of 2022 and 2023, the FDA granted Fast Track designation for TNG908 and TNG462, respectively.

In addition, a new drug may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation as well as more intensive FDA interaction and guidance.

Products with Fast Track or Breakthrough Therapy designation may also be eligible for additional FDA programs intended to expedite the review and approval process, including Priority Review designation and Accelerated Approval. Any product submitted to the FDA for approval that has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition may be eligible for priority review. Under priority review, the FDA’s goal date to take action on the marketing application is six months compared to ten months for a standard review. Products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

Accelerated Approval is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled post-approval confirmatory studies to verify and describe the product’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval or within a specific time period after the date accelerated approval is granted. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or an indication approved under Accelerated Approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Pediatric information and pediatric exclusivity

Under the Pediatric Research Equity Act, or PREA, as amended, certain NDAs and NDA supplements must contain data that can be used to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The PREA requires that a sponsor who is planning to submit a marketing application for a product candidate that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies. The FDA and the sponsor must reach an agreement on the PSP. Unless otherwise required by regulation, PREA does not apply to a drug for an indication for which orphan designation has been granted, except that PREA will apply to an original NDA for a new active ingredient that is orphan-designated if the drug is a molecularly targeted cancer product intended for the treatment of an adult cancer and is directed at a molecular target that FDA determines to be substantially relevant to the growth or progression of a pediatric cancer.

A drug can also obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study that adequately responds to an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences and promotion and advertising requirements. FDA's advertising and promotion requirements include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, including not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products are reimbursed under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. Further, for certain modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain prior FDA approval of an NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-market testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, as well as the manufacturing process for making the drug to confirm continued compliance with cGMP. Manufacturers and certain subcontractors must register their establishments with the FDA and applicable state agencies and are subject to periodic unannounced inspections for compliance with regulatory requirements. Changes to the manufacturing process are strictly regulated and, depending on the nature of the change, may require prior FDA approval before implementation. In addition, manufacturers and other parties involved in the drug supply chain must comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other regulatory requirements.

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

Regulation of companion diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding drug. A companion diagnostic may be used to help identify patients who are most likely to benefit from a particular therapeutic product, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product, or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and approval of a PMA.

The FDA has issued several guidance documents regarding the co-development of drugs and companion diagnostic tests, including a 2014 final guidance titled “Guidance for Industry: In Vitro Companion Diagnostic Devices”, a 2016 draft guidance titled “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product,” and a 2018 draft guidance titled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products. Once cleared or approved, the companion diagnostic device must adhere to applicable post-marketing requirements including the FDA’s quality system regulation (QSR), adverse event reporting, recalls and corrections, and product marketing requirements and limitations. Like drug manufacturers, companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with regulatory requirements.

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, and commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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
•
The federal civil and criminal false claims and civil monetary penalties laws, including the federal False Claims Act, or FCA, imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. Manufacturers can be held liable under the FCA even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery.
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

Current and future healthcare reform legislation

In the United States and certain foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare. For example, in 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. The ACA includes provisions of importance to our potential product candidates that:

•
created an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products, apportioned among these entities according to their market share in certain government healthcare programs;
•
expanded eligibility criteria for Medicaid, thereby potentially increasing a manufacturer’s Medicaid rebate liability;
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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden has issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS issued a proposal in response to an October 2022 executive order from President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; and allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Specifically, under the IRA, a single-source pharmaceutical product qualifies for selection for participation in the drug price negotiation program if it is (i) a small-molecule drug for which at least seven years have passed since the date of approval from the FDA and there is no generic on the market (as of the date of selection); or (ii) a biologic for which 11 years have passed since the date of FDA licensure and there is no biosimilar on the market (as of the date of selection). Given that any negotiated price does not take effect until approximately two years after selection, small-molecule drug and biologic manufacturers are afforded at least nine years and 13 years, respectively, before they may be obligated to sell their product under Medicare Part B and Part D, as applicable, at CMS-negotiated pricing. The IRA also requires companies to pay rebates to Medicare to the extent that drug pricing increases faster than inflation, and it also further delayed until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge.

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

Government regulation of drugs outside of the United States

To market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, manufacturing, commercial sales, promotion and distribution of our potential future products. For instance, in the European Economic Area, or the EEA (comprised of the 27 EU Member States plus Iceland, Liechtenstein and Norway), medicinal products must be authorized for marketing by using either the centralized authorization procedure or national authorization procedures.

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

Now that the United Kingdom has left the European Union, Great Britain is no longer covered by the EEA procedures for the grant of marketing authorizations described above (under the Northern Ireland Protocol, centralized European Union marketing authorizations continue to be recognized in Northern Ireland) and a separate marketing authorization is therefore required to market drugs in Great Britain. For three years from January 1, 2021, the UK’s regulator, the MHRA, may adopt decisions taken by the European Commission on the approval of new marketing authorizations through the centralized procedure, and the MHRA will have regard to marketing authorizations approved in a country in the EEA (although in both cases a marketing authorization will only be granted if any Great Britain-specific requirements are met). This is known as the EC Decision Reliance Procedure. On January 24, 2023, the MHRA announced that a new international recognition framework will be put in place from January 1, 2024, which will have regard to decisions on the approval of marketing authorizations made by the European Medicines Agency, or EMA, and certain other regulators. On February 27, 2023, the UK government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. This new framework fundamentally changes the existing system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the UK. In particular, the MHRA will be responsible for approving all medicinal products destined for the UK market (Great Britain and Northern Ireland) and the EMA will no longer have any role in approving medicinal products destined for Northern Ireland. A single UK-wide marketing authorization will be granted by the MHRA for all medicinal products to be sold in the UK, enabling products to be sold in a single pack and under a single authorization throughout the UK. Once the Windsor Framework is approved by the EU-UK Joint Committee, the UK Government and the European Union will enact legislative measures to enact it into law.

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

Competition

We face direct competition from pharmaceutical and biotechnology companies leveraging the principle of synthetic lethality as well as companies developing therapies for the same target pathway and the same indications. Well-established companies that are developing or may develop therapies based on synthetic lethality include AstraZeneca, Amgen, GlaxoSmithKline, Bristol Myers Squibb, Merck KGaA and Pfizer. Smaller and earlier-stage companies focused on synthetic lethality include Artios Pharma, KSQ Therapeutics, IDEAYA Biosciences, Mirati Therapeutics, Repare Therapeutics and Servier Pharmaceuticals.

Our PRMT5 inhibitor programs, which includes TNG908 and TNG462, will face direct competition from companies that have clinical-stage, MTA-cooperative PRMT5 inhibitors that are selective for MTAP-deleted cancers. We are aware that Mirati Therapeutics and Amgen are in Phase 1/2 clinical trials with MTA-cooperative PRMT5 inhibitor programs, using the same mechanism of action as TNG908 and TNG462. Currently, there are no MTA-cooperative PRMT5 inhibitors that are authorized for marketing by any regulatory authority.

Indirect competition may come from MAT2A inhibitor programs that are uniquely different than the TNG908 and TNG462 mechanism of action but are synthetic lethal with MTAP-deletions. MAT2A is an enzyme upstream of PRMT5 essential for the metabolism of the PRMT5 co-factor SAM that acts on the same pathway as TNG908. We are aware that

IDEAYA Biosciences (IDE397) has a clinical program and Servier Pharmaceuticals (S95035) has a preclinical MAT2A inhibitor program.

We are not aware of any competition from other companies developing a similar mechanism as TNG260, our CoREST inhibitor program.

Competition for TNG348, our USP1 inhibitor program, comes from KSQ Therapeutics, which has a USP1 program in clinical development. Additionally, in March 2023, Debiopharm acquired global rights to a USP1 inhibitor in late preclinical development.

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

As of December 31, 2022, we had 110 full-time employees, 84 employees are engaged in research and development and 26 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Tango has also recently established a Diversity, Equity and Inclusion (DE&I) Council in which a broad, cross-section of our employees are members. The DE&I Council is responsible for initiatives that prioritize building a diverse workforce and creating an environment that is equitable and inclusive for all employees and employee candidates. The DE&I Council has led company-wide education efforts to inform our employees and our management team of the challenges employees face in the work environment so actions can be taken throughout the organization to support a range of diversity, equity and inclusion causes.

Further, the Nominating and Corporate Governance Committee charter sets forth specific guidelines that the Committee will use in evaluating future individuals for nomination to the Board of Directors. Among the identified factors the Committee is to consider in nominating a candidate is the diversity of a candidate. The Board recognizes that diversity plays an important role in its functioning and operations.

These and similar programs are important to develop a sense of belonging for all employees and for our Board of Directors.

Employee Engagement:

We survey our employees on an annual basis to assess overall engagement of our workforce, and compare our engagement results against prior year results, as well as a set of benchmark companies. These companies are in the biotech sector and of similar size (number of employees). We use these results, both our internal results and the comparative results against the benchmark companies, to assess our employee engagement performance during the preceding year and to determine areas of focus going forward.

Following the 2021 engagement survey, we were able to implement a number of initiatives in response to employee feedback, including updating our vacation policy and adopting policies designed to improve employee wellness. In our most recent survey, conducted in 2022, we continued to generate results that were generally higher than our benchmark dataset, which supports our view that we have positive employee engagement. We identified areas where we are performing well, such as our efforts around innovation and social connection. As is the case with every survey, we also used the data to identify areas where we want to focus our efforts for improvement, including employee empowerment. As was the case in 2022, we will take these 2022 results, and a task force has been formed to enable actions that will further improve our engagement.

We also conduct regular townhall meetings with our employees that are intended to keep our employees updated on important corporate initiatives and to obtain input from employees on these initiatives. We also use periodic employee surveys so we can quickly obtain employee feedback on new programs or policies that are under consideration.

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

We are a precision oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since the Company's inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring and developing intellectual property, business planning, raising capital, conducting discovery, research and development activities, and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. The revenue that we have generated from our collaboration agreement is also not sufficient to fund our operations. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. We have two investigational new drug, or IND, applications, for TNG908 and TNG462 that were cleared by the FDA in the first quarters of 2022 and 2023, respectively. Other than TNG908 and TNG462, all of our product candidates are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on cash and cash equivalent holdings, our stockholders’ equity and working capital. If we were to expend our cash resources more quickly than we anticipate as we advance into and through the approval process, our cash runway may be shorter than the target we may disclose from time to time.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant net losses since our inception. As of December 31, 2022, we had an accumulated deficit of $269.5 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the commencement and continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We expect our operating results to fluctuate significantly in the future as our business advances

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

• the timing and success or failure of on-going and future clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;

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

• timely complete patient enrollment and patient dosing in our TNG908 and TNG462 clinical trials;

• successfully complete our TNG908 and TNG462 clinical trials and any future clinical trials;

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

Further, our most advanced program is a PRMT5 inhibitor, TNG908. Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP-deletion selectivity, as well as longer target coverage.

TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a future Phase 1/2 clinical trial. GBM will be excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. If clinical evaluation of TNG462 supports this hypothesis, we may elect to promote TNG462 as our lead PRMT5 inhibitor, which may result in a delay to our development timeline for the lead PRMT5 program of approximately 12 to 18 months (in this case, we could continue clinical development of TNG908, however, the focus would be on GBM, which constitutes only a subset of the larger MTAP-deleted cancer patient population). If we elect to promote TNG462, it may result in the delay in receiving potential revenue from product sales, if approved by regulatory authorities.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We received FDA clearance of our IND applications for TNG908 and TNG462 in the first quarters of 2022 and 2023, respectively. We are actively enrolling patients in the TNG908 Phase 1/2 clinical trial, which is evaluating safety and efficacy in multiple indications. We expect to initiate the Phase 1/2 clinical trial for TNG462 in mid-2023 which will evaluate safety and efficacy in multiple indications. We plan to file an IND for TNG260, our selective CoREST inhibitor, in the first half of 2023. We also plan to file an IND for TNG348, our USP1 inhibitor, in mid-2023. Consequently, we expect our expenses to significantly increase in connection with our ongoing activities, particularly as we continue the research and development of, initiate and complete clinical trials of, and seek regulatory approval for, our product candidates. As a result, we will be required to raise substantial additional funding in the future in order to continue our operations.

In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We may also need to raise additional funds sooner if we choose to pursue additional indications and/or geographies for our current or future product candidates or otherwise expand more rapidly than we presently anticipate. Furthermore, we have, and will continue to, incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate certain of our research and development programs or future commercialization efforts.

We expect that our existing cash, cash equivalents and marketable securities will fund our operating expenses and capital expenditure requirements at least into 2025. However, our future capital requirements will depend on and could increase significantly as a result of many factors (which may result in exhausting such cash resources prior to 2025), including:

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

We have not yet demonstrated our ability to successfully register, initiate, enroll and complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We received FDA clearance of two IND applications for TNG908 and TNG462. We may not be able to file any future INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be improved upon or delayed. For example, we extended the timeline for filing an IND for our USP1 inhibitor program as we continued work on a development candidate, TNG348, that has improved pharmaceutical properties. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the INDs for TNG908 and TNG462 were cleared by the FDA, it is possible that an adequate number of patients may not be enrolled on a timely basis, or at all, and the studies may not be completed (and preliminary, initial or final trial results may not be available) on time. Similarly, future clinical trials may not begin on time or be completed on schedule, if at all.

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

• be subject to post-marketing testing requirements; or

• have the product removed from the market after obtaining regulatory approval.

Our programs are focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to approved or marketable products.

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is a rapidly evolving area, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Our proprietary functional genomics discovery approach is based on the genetic concept of synthetic lethality. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic markers targeted by our programs drive the formation and spread of certain cancers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific targets, we cannot be certain that the resulting patient populations with each mutation will be as large as we anticipate, large enough to allow us to successfully obtain approval for each such mutation and commercialize our product candidates and achieve profitability.

Clinical product development involves a lengthy and expensive process, with an uncertain outcome.

Our preclinical studies, our TNG908 and TNG462 clinical trials and future clinical trials may not be successful. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results (or be indicative of safety and efficacy if commercialized and used in a broader population). Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates.

If we or third-parties are unable to successfully develop screening technology for biomarkers that enable patient selection, or experience significant delays in doing so, we may not realize the full commercial potential of our product candidates.

A key component of our strategy includes the use of next-generation sequencing to guide patient selection and/or to confirm target engagement of our product candidates. In some cases, third-parties provide this technology. It is not always the case, however, that the biomarker we have identified for patient selection is on the panel offered by certain next generation technology sequencing providers. If not already commercially available, we may collaborate with sequencing companies for the development of biomarkers associated with our product candidates. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations.

There are also several risks associated with biomarker identification and validation. We, in collaboration with any diagnostic partners, may not be able to identify predictive biomarkers or pharmacodynamic biomarkers for one or more of our programs. We may not be able to validate potential biomarkers (e.g., certain genetic mutations) or their functional relevance preclinically in relevant in vitro or in vivo models. Data analytics and information from databases that we rely on for identifying or validating some of our biomarker-target relationships may not accurately reflect potential patient populations. Potential biomarkers, even if validated preclinically, may not be functionally effective or validated in human clinical trials.

If next generation sequencing companies experience any delays including the biomarkers we have identified for patient selection on their panels or tests, or if they do not include those biomarkers on their panels or tests, our clinical trials may be delayed or may not identify sufficient patients to complete the trial and our clinical trials may be unsuccessful and our therapies will not advance to approval.

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

From time to time, we may publicly disclose interim, top-line or initial data from our current and future clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data, including audit and verification procedures, and as results from additional clinical trial participants become available and trial participants spend additional time on therapy. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, initial, interim and top-line data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline.

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

We may from time to time indicate the intent to publicly disclose certain clinical trial data at a future date. We have, for example, noted that we will provide an update on the ongoing dose escalation portion of the TNG908 clinical trial, focusing on proof-of-mechanism. Due to the factors described above, and elsewhere in these Risk Factors, we may be unable to report that data on or before the time indicated to investors, we may not have the data to provide the information previously indicated and, even if we do provide such clinical trial data, the final results from that phase of the clinical trial may be different from what we disclose initially.

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

• regulators or IRB, or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

• we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

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

• our clinical trial sites or investigators may deviate from the clinical trial protocol or drop out of the trial, which may require that we add new clinical trial sites or investigators in order to ensure our trials generate statistically significant results;

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

• clinical trials of our product candidates may be delayed due to complications associated with the evolving COVID-19 pandemic which we have experienced in connection with our TNG908 clinical trial as described below;

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

We may not be able to initiate clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, following the FDA's clearance of our IND application for the Phase 1/2 clinical trial of TNG908, we and our third-party CRO have initiated multiple clinical trial sites, and we are actively enrolling patients in the trial. While we expect to continue to enroll patients in our TNG908 clinical trial, we have experienced slower than expected enrollment, due to limited site resources resulting from COVID-19, and may experience slower enrollment as a result of limited trial populations due to competitive trials or other factors beyond our control. Delays in enrollment may affect the timing of any results from the TNG908 Phase 1/2 trials (as well as the timing for dose escalation and dose expansion) and therefore the regulatory approval (if any) for TNG908 may extend beyond the period we have targeted or beyond the timeline expected by investors.

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

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as do our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates (for example, two INDs for other companies have been cleared by the FDA for clinical trials of MTA-cooperative PRMT5 inhibitors for the treatment of cancer patients, such trials have already enrolled patients and those trials are using some of the same clinical trial sites that we use). Further, the IND for TNG462, our next generation MTA-cooperative PRMT5 inhibitor, was cleared by the FDA in January 2023 and we expect to initiate the Phase 1/2 clinical trial for TNG462 in mid-2023. The patient population eligible for the TNG462 clinical trial will be largely the same as for the TNG908 clinical trial. As a result, our own trials may compete to enroll patients among a limited population and each trial may experience delays or limited enrollment. Furthermore, as noted above, our ability to enroll patients may be significantly delayed by the ongoing COVID-19 pandemic (including due to lack of resources and personnel at trial sites), and we cannot accurately predict the extent and scope of such delays at this point.

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

Further, if we are unable to identify patients with the targeted genetic mutations for our clinical trials, this could compromise our ability to seek designations under applicable FDA expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation (to the extent these are available to us), or otherwise seek to accelerate clinical development and regulatory timelines. Patient enrollment may be affected by other factors, including:

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

We anticipate that certain of our current product candidates and future product candidates could be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such other drugs or biologics.

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

We have received FDA clearance of our IND applications for TNG908 and TNG462 and we are actively enrolling patients in our Phase 1/2 clinical trial for TNG908. We expect to initiate the Phase 1/2 clinical trial for TNG462 in mid-2023. Additionally, we plan to file an IND for: (i) TNG260, our selective CoREST inhibitor, in the first half of 2023 and (ii) TNG348, our USP1 inhibitor, in mid-2023. However, we may not be able to file such INDs or INDs for future product candidates for our precision oncology or other programs on the timelines we expect. We have in the past, for example, extended the timeline for filing an IND for our USP1 inhibitor program as we continued to work on the development candidate in order to improve its pharmacologic properties.

Further, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. These risks also apply to amendments we submit to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

Our clinical trials or those of our current or future collaborators may reveal significant adverse events not seen in our preclinical or nonclinical studies and may result in a safety profile that could inhibit regulatory approval or market acceptance of any of our product candidates.

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our precision oncology programs and our product candidates are in an early stage of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our current and future preclinical studies and clinical trials are inconclusive with respect to the safety, pharmacokinetics or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. There may be side effects experienced during clinical trials in connection with the use of oncology therapies. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects as a result of the use of our therapy (or due to other factors). In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Product liability claims can be expensive to defend and result in significant damages and harm to our reputation. While we do have insurance to cover certain product liability claims, including in connection with certain injury during clinical trials, the coverage may not may not cover all injuries, be sufficient to cover all expenses related to any injury and we may be required to pay damages from our own resources and the amount of such damages may be significant.

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

Certain of our product candidates will be used, and future product candidates may be used, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in our clinical trial of our product candidate in combination with another therapy, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude combination products from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved products due to its tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

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

Some of our product candidates utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent drug candidate development and approval, or discovery of unknown or unanticipated adverse effects. We utilize structural biology in tight integration with our medicinal chemistry and biology capabilities to predict and design the compounds that we believe will achieve the most desirable characteristics, including potency, selectivity, bioavailability, and drug-like properties. A disruption in any of these capabilities may have significant adverse effects in our ability to expand our pipeline of product candidates, and we cannot predict whether we will continue to have access to these capabilities in the future to support our pipeline development. In addition, there can be no assurance that we will be able to identify, design and synthesize the necessary compounds or that these or other problems related to the development of product candidates will not arise in the future, which may cause significant delays or raise problems we may not be able to resolve.

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

We conduct clinical trials for our product candidates outside the United States, and the FDA and comparable foreign regulatory authorities may not accept data from such trials.

We currently conduct certain clinical trials outside the United States, and expect we will continue to do so in the future, and these jurisdictions may include countries in Europe, Australia or other foreign jurisdictions. For example, a separate clinical trial for TNG908 has commenced in France. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory bodies have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

Although we intend to explore other therapeutic opportunities in addition to the programs and product candidates that we are currently developing, we may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

The ongoing success of businesses in the biopharmaceutical industry depend, to a large extent, on the ability to continue to introduce new products, especially as exclusivity rights to given therapies or indications expire. Research programs to pursue the development of our existing and planned product candidates for new or additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our screening technology and research programs may fail to yield results for clinical development for a number of reasons, including:

• the research methodology used may not be successful in identifying potential indications and/or product candidates (or the development of a chemical compound or formulation that has the desired effect cannot be developed);

• potential product candidates may, after further study, be shown to have harmful adverse effects or other characteristics that indicate they are unlikely to be effective products; or

• it may take greater human and financial resources than we possess to identify additional therapeutic opportunities for our product candidates or to develop suitable potential product candidates through internal research programs, thereby limiting our ability to develop, diversify and expand our potential product portfolio.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. We received clearance of our IND applications for TNG908 and TNG462. We are actively enrolling patients in our Phase 1/2 clinical trial for TNG908 and we expect to initiate the Phase 1/2 clinical trial for TNG462 in mid-2023. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

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

• the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change such that our clinical data are insufficient for approval; and

• due to the factors identified above in this and other risk factors;

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Beginning in 2020 and continuing through the date of this filing, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes COVID-19 has spread across the world. Despite progress with distribution and administration of vaccines, COVID-19 and its effects continue to evolve, and countries continue to respond with the implementation of various responses. The extent to which the coronavirus impacts our operations or those of our third-party partners, including our preclinical studies and clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and could adversely impact our preclinical or clinical trial operations in the United States and our future clinical trial sites in foreign jurisdictions, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, delays in enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. COVID-19 may also affect employees of third-party CROs located in affected geographies that we expect that we will rely upon to carry out our clinical trials. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

Additionally, timely enrollment in planned clinical trials and the reporting of clinical trial results is dependent upon clinical trial sites which could be adversely affected by global health matters, such as pandemics. We are conducting, and plan to conduct, clinical trials for our product candidates in geographies which are currently affected by the COVID-19 pandemic, including our clinical trial for TNG908, a Phase 1/2 clinical trial in which we are actively enrolling patients in the United States and in France. The impact of the COVID-19 pandemic on the resources at clinical trial sites, among other factors, may impact the enrollment and progression (including dose escalation and dose expansion) of the Phase 1/2 trials for TNG908 and TNG462 and any future clinical trials we may conduct. Some factors from the COVID-19 pandemic that may delay or otherwise adversely affect enrollment in the clinical trials of our product candidates, including TNG908 and TNG462, as well as our business generally, include:

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are many other companies focusing on precision oncology to develop therapies in the fields of cancer and other diseases. Specifically, with respect to TNG908 and TNG462 (each of which received FDA clearance of our respective IND applications), we are aware that Mirati Therapeutics, Inc. and Amgen each have a clinical MTA-cooperative PRMT5 inhibitor program that have commenced clinical trials, using the same mechanism of action as TNG908 and TNG462 (and there are other indirect competitors in the PRMT5 inhibition space as well).

We also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach (as noted above), and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes, such as Amgen. We face competition with respect to our current product candidates, and expect that we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. We believe principal competitive factors to our business include, among other things, our ability to identify biomarkers and third-party genetic screening services that include the applicable biomarkers in their test panels, ability to successfully transition research programs into clinical development, and the scalability of the platform, pipeline, and business. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and novel competition that utilize the same mechanism of action and availability of reimbursement from government and other third-party payors.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. TNG908 and TNG462, our first two product candidates to have INDs cleared by the FDA, are both oral small molecule inhibitors of PRMT5. We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration which occurs in 10% to 15% of all human tumors, including NSCLC, mesothelioma, cholangiocarcinoma, and GBM, as well as indications where there are limited treatment options with no standard of care, including MPNST. Our next-generation PRMT5 product candidate, TNG462, is being developed for the same patient population as TNG908 with the exception of GBM as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. Additionally, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 15% of NSCLC, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. TNG348 is a USP1 inhibitor that is a strong synthetic lethal target for BRCA1/2 mutations, which are present in approximately 15% of ovarian, 10% of breast, 10% of prostate, 5% of endometrial and 5% of pancreatic cancers and additionally, BRCA wild-type HRD+ mutations which are present in approximately 40% of ovarian, 15% of breast, 3% of prostate and 2% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our estimates.

The total addressable market opportunity will ultimately depend upon, among other things, the diagnosis criteria included in the final label (if approved for marketing), the indications for which our product candidates are approved for sale, acceptance by the medical community and patient access, product pricing and reimbursement. The number of patients with the cancers and solid tumors for which our product candidates may be approved as treatment may turn out to be lower than expected, patients may not be otherwise amenable to treatment with our products, or new patients may become increasingly difficult to identify or gain access to, all of which would adversely affect our results of operations and our business. We may not be successful in our efforts to identify additional product candidates. Due to our limited resources and capital, we must prioritize development of certain product candidates, which may prove to be the wrong choice and may adversely affect our business.

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

Efforts to educate the medical community and third-party payors on the benefits of our current product candidates and any future product candidates may require significant resources and may not be successful. If our current product candidates or any future product candidates are approved but do not achieve an adequate level of market acceptance, which will depend on a number of factors, we could be prevented from or significantly delayed in achieving profitability.

Risks Related to Our Reliance on Third Parties

We expect to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We expect to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 1/2 clinical trials of TNG908 and TNG462, and for any other product candidates that emerge from our precision oncology programs. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates.

Since we will rely on third parties for execution of clinical trials for our product candidates, we will control only certain aspects of their activities that will be important for the conduct of the trial (and such control that we do exercise may be based on contractual provisions that may be breached by the third-party). For example, for the Phase 1/2 clinical trials of TNG908 and TNG462, we will rely on one CRO (and expect that we will rely on that same CRO in connection with our TNG260 clinical trial if the IND for such therapy is approved by the FDA) for the conduct of the trials and, depending on the trial, one or a very limited number of manufacturers to manufacture the study drug to be used during the course of the trials. We are responsible for ensuring that each of our clinical trials is conducted and the study drug is manufactured in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on a CRO or CDMO will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties, suspension/hold or termination of trials and other penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including GCP for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators or our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our current or future clinical trials will comply with GCP. In addition, our clinical trials generally must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our principal investigators, third party manufacturers or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we have designed our Phase 1/2 clinical trials of TNG908 and TNG462 and intend to design the future clinical trials for our product candidates, the operational details of these trials will be executed by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors.

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

We have entered into collaborations and we may seek to establish additional collaborations in the future, and we might not realize the anticipated benefits of such collaborations. If we are not able to establish additional collaborations on commercially reasonable terms, or at all, we may have to alter our development and commercialization plans.

Our product development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with other pharmaceutical and biotechnology companies, like our existing collaboration with Gilead, for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s own evaluation of a potential collaboration. Factors a potential collaborator will use to evaluate a collaboration may include the design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, as well as industry, and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. The terms of any additional collaborations or other arrangements that we may establish may not be favorable to us.

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

We may not be able to negotiate additional collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all and it may be difficult to recruit and retain the expertise needed to launch and commercialize a new drug therapy. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

In addition, any future collaborations that we enter into may not be successful. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators. Collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations. Research, development, commercialization and/or strategic collaborations, including the existing collaboration that we have with Gilead, are subject to numerous risks that may impact the success of a collaboration, which include the following:

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

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Gilead provided us with $175.0 million upfront payments and a $20.0 million equity investment in connection with our collaboration, we might need additional funding to advance product candidates prior to the completion of the clinical milestones of the collaboration agreement with Gilead.

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

Additionally, disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing of the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither of the parties has final decision-making authority. Collaborations with pharmaceutical or biotechnology companies and other third parties often are terminated or allowed to expire by the other party. Any such termination or expiration would adversely affect us financially and could harm our business reputation

Any one or more of these risks, if realized, could reduce or eliminate future revenue from product candidates under our collaborations, and could have a material adverse effect on our business, financial condition, results of operations and/or growth prospects.

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

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive regulatory approval. In some cases, we rely on one party to manufacture our preclinical and clinical products and we exercise limited direct control over this manufacturer (and it would be time consuming and expensive to move production to a new manufacturer, if we were able to do so at all). This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts. For example, we rely on a limited number of CDMOs to perform certain chemistry-related work on our preclinical product candidates. One such CDMO is located in Ukraine, which was invaded by Russia in February 2022 and, as a result, their work on our behalf of was interrupted. Another CDMO, with operations in Shanghai, was impacted when lock-down procedures were recently implemented due to COVID-19 and was unable to operate at full capacity. Events such as those in Ukraine and China may delay development of our future product candidates, which have been temporary and limited to date, but such delays may materially impact the timing for moving products into development candidate stage and IND-enabling studies, as well as initiating trials, in the future.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our marketing applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMP in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or others, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If any CDMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, if at all, and such new agreement may result in significantly greater costs to us. In such scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our products or product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The active pharmaceutical ingredients, or API, and drug product we expect to use in all of our product candidates are supplied to us from single-source suppliers, in some cases the same manufacturer produces the API and drug product. Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities sufficient to meet the market demand (and to meet requirements in connection with our planned clinical trials), depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We are also unable to predict how changing global economic conditions or global health concerns such as the ongoing COVID-19 pandemic, as well as potential supply chain disruptions or cost increases related thereto, will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

Risks Related to Our Intellectual Property

If we cannot obtain new patents, maintain our existing patents and protect the confidentiality and proprietary nature of our trade secrets and other intellectual property, our business and competitive position may be harmed.

Our success depends in part on our ability to obtain and maintain patent and regulatory protections for our products candidates, to preserve our trade secrets and other proprietary rights and to prevent third parties from infringing on our rights and our proprietary technology.

We have procured patent rights, through both ownership and license, that cover our product candidates, and expect apply for additional patent protections in the future. However, our patent applications may not result in the issuance of patents in the U.S. or other countries. In addition, a patent may be issued in one country, but a counterpart patent may not be issued in another country, which is not uncommon in the biopharmaceutical industry.

Even if a patent is issued, that is not conclusive as to its inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our product candidates or future approved products. On the basis of such inconclusiveness, third parties may challenge our patents. Furthermore, patents have a limited lifespan. In the United States and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of such drugs. Nor can we be certain that we will obtain any patent term extension as permitted under the “Hatch-Waxman Amendments” which permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.

If any of our patents are narrowed, invalidated, revoked or become unenforceable, competitors may develop and market products similar or identical to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our products from copycat or similar products.

In addition, if there are challenges to our intellectual property by third parties, we may in the future enter into agreements with those parties that provide certain intellectual property rights to our future marketed products or products in our pipeline. If we do enter into such agreements, we may not be the exclusive provider of a therapy and, as a result, we expect that any potential revenue from the sales of such therapies would be materially and negatively impacted.

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

We have, and expect that we will continue, to finance or collaborate in research and development projects conducted by third parties, including government organizations, hospitals, universities or other educational or research institutions, or other for-profit companies. Such third parties may be unwilling to grant us certain rights to technology or products developed through such projects. Disputes may also arise as to the rights to technology or products developed in collaboration with such third parties and we may not be able to secure the proprietary rights to any technology generated in such collaboration.

Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the U.S. and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will issue as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the U.S. and other countries. Such proceedings include re-examinations, inter partes reviews, post-grant reviews and interference proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office and other non-U.S. patent offices. Certain countries have laws that provide stronger bases for challenging third party patent rights than are available to challenge patents in other countries. Therefore, we may be able to defend our patents against a third-party claim in one country but counterpart patents may be invalidated in other countries and we may be able to invalidate a third-party patent in one country but not invalidate its counterpart patents in other countries. Further,, in jurisdictions outside the United States, a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Litigation may be required to enforce, defend or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity or enforceability of certain of our patent or other proprietary rights.

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

Some of the sensitive technology, techniques and proprietary compounds used in our business are protected as trade secrets. Among other things, we enter into confidentiality agreements and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents (or for which we determine we will not seek patent protection). Although we seek to require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information (or that the terms of such agreements are enforceable). In our business, we rely on collaboration with, or discuss the potential for collaboration with, suppliers, outside scientists and other biopharmaceutical companies. Collaboration and discussion of potential collaboration or inadvertent disclosure of a trade secret present a strong risk of exposing our trade secrets. If our trade secrets were exposed, we may lose the protection and potential exclusive rights afforded by trade secret law, and such exposure may likely help our competitors and allow them to access technology without restriction and adversely affect our business prospects.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Due to expense of patent filings, we also may not file in every jurisdiction in which patents may be issued (and, therefore, we may not be able to assert patents rights in every country in the future). Further, with respect to certain pending patent applications covering our current or future product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

Similarly, trademarks and trade names we utilize in our business may be challenged, infringed, diluted or declared generic or determined to be infringing on other marks. These marks can be important for name recognition in markets. If we are unable to secure and protect our trademarks and trade names, our business could be harmed.

If we are found to be infringing third party patents, we may be forced to pay damages to the patent owner and/or obtain a license to continue the manufacture, sale or development of our products. If we cannot obtain a license, we may be prevented from the manufacture, sale or development of our products or product candidates, which may adversely affect our business.

Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed or developed in collaboration with third parties, may be found to infringe patents owned by or granted to others. We may in the future receive notices claiming our products (if approved) and product candidates infringe third party patents (and notices offering the right to license certain technology to us) and third parties may in the future file civil lawsuits against us claiming infringement of their intellectual property rights.

Third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We may become aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development and commercialization of our products (if approved) or our investigational compounds. In such cases we may take certain actions with respect to some of these, for example we may try to invalidate the patents or obtain licenses to a technology or invention.

Any holder of patents covering similar technology to our technology could sue us for damages, which may be material in amount, and seek to prevent us from manufacturing, selling or developing our products (and we may be, in certain cases, prevented from initiating product launches in certain jurisdictions or required to withdraw the product from the market after it has been launched). Intellectual property disputes, can be costly and time consuming to defend and there is no guarantee that we would prevail in such lawsuit. If we cannot successfully defend against any infringement claims, we may seek to invalidate the patent or seek a license to the technology prior to or during legal actions in order to reduce the risks in connection with the product launches (or at a later time after product introduction) and to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.

In some instances, we believe we may prevail in a patent infringement action. There can, however, be no assurance that the court will agree with our position or that it will decide any infringement case in our favor. Nor can we be certain that, if we do not prevail in litigation, that we may be able to obtain a license to any third-party patent on commercially reasonable terms (or at all); successfully develop non-infringing alternatives on a timely basis (or at all); or license alternative non-infringing technology, if any exists, on commercially reasonable terms (or at all). Any impediment to our ability to manufacture, use or sell approved forms of our future products (if approved by regulatory authorities) or our product candidates could have a material adverse effect on our business and prospects.

It is possible that we could lose market exclusivity for a product earlier than expected, which may harm our competitive position.

In our industry, much of an innovative product’s commercial value is realized while it has market exclusivity.

Market exclusivity for our future products (if approved for sale by regulatory authorities) will likely depend in large part on patent rights and certain regulatory forms of protection. As noted above, patent protection can be uncertain as to the validity, scope and enforceability of many issued patents. Absent relevant patent protection for a product, once regulatory exclusivity periods expire, generic versions of the product can be approved and marketed.

The market exclusivity of our products may be impacted by competitive products that are either innovative or generic copies. In our industry, the risk of generic challenges has been increasing. U.S. law includes an approval pathway for generic versions of innovative small molecule products. Under the pathway, the FDA may approve products that are generic copies of innovative small molecule therapies on the basis of less extensive data than is required for a full new drug application. The law provides a mechanism to challenge the patents that protect an innovator’s products. Such litigation may begin as early as four years after the innovative small product is first approved by the FDA. Pathways for generic products also exist in many other markets, including Europe and Japan. Competition, including from generics approved for marketing, would likely result in a decrease in volume of sales of our products, as well as a decrease in prices and lower margins for our products (if approved for marketing by regulatory authorities).

We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe any patents we may own or in-license, our trade secrets or other proprietary rights. In addition, any patents or other proprietary rights we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful (and we may not be able to prevent the commercialization of the competitor product). In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third party’s activities do not infringe our patent applications or any patents we may own or in-license (or any other proprietary rights we may own). An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings relating to our proprietary rights could have a material adverse effect on our ability to compete in the marketplace and may negatively impact our stock price.

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

Even in cases in which we or our licensors or strategic partners initiate legal proceedings against a third party to enforce a patent covering one of our current or future product candidates, the defendant could (and in pharmaceutical patent litigation the defendant often does) make a counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. If such counterclaims are successful, the exclusivity related to the product may be lost and our business would be harmed.

Intellectual property litigation and administrative patent office patent validity challenges in one or more countries could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for research and development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately

We may be subject to damages or settlement costs resulting from claims that we or our employees have violated the intellectual property rights of third parties, or are in breach of our agreements. We may be accused of, allege or otherwise become party to lawsuits or disputes alleging wrongful disclosure of third-party confidential information by us or by another party, including current or former employees, contractors or consultants. In addition to diverting attention and resources to such disputes, such disputes could adversely impact our business reputation and/or protection of our proprietary technology.

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

• a court prohibiting us from developing, manufacturing, marketing or selling our current product candidate, including TNG908 and TNG462, or future product candidates, or from using our proprietary technologies, unless the third party licenses its product rights to us, which it is not required to do, on commercially reasonable terms or at all;

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

We may from time to time be party to license and collaboration agreements with third parties to advance our research or allow commercialization of current or future product candidates. For example, in March 2020 we entered into a License Agreement with Medivir with respect to certain technology related to USP1. Such agreements may impose numerous obligations, such as development, diligence, payment, commercialization, funding, milestone, royalty, sublicensing, insurance, patent prosecution, enforcement and other obligations on us and may require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. In spite of our best efforts, our licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing or limiting our ability to develop and commercialize products and technologies covered by these license agreements.

Further, the terms of these agreements can be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business

Any termination of these licenses, or if the underlying patents fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical to ours and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

Patent reform legislation in the United States and other countries, including the Leahy-Smith America Invents Act, or Leahy-Smith Act, signed into law on September 16, 2011, could increase uncertainties of the scope of our patent protection and the costs related to obtaining and enforcing our patents. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. An adverse determination in any such submission or proceeding could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in United States federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

In addition, the Leahy-Smith Act has transformed the U.S. patent system into a “first inventor to file” system. The first-inventor-to-file provisions, however, only became effective on March 16, 2013. Accordingly, it is not yet clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Additionally, there have been recent proposals for additional changes to the patent laws of the United States and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our rights under patents that we might obtain in the future. Further, other countries and jurisdictions, such as the European Union, periodically review their intellectual property laws and they may also take similar actions that impact the laws and regulations governing patents and they may implement changes that could weaken our ability to obtain new patents or to enforce our rights under patents that we might obtain in the future

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might subject us to infringement claims or adversely affect our ability to develop and market our current or future product candidates.

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

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims which can result in the adverse consequences related to infringement as described in the preceding risk factors.

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

• we, or our future licensors or collaborators, might not have been the first to make the inventions or to file the patent covered by a patent application that we own or may in-license;

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

Risks Related to Government Regulation

Our future commercial success depends on gaining regulatory approval for new products and obtaining approvals for new indications.

We invest significant amounts in developing new products and technologies. Our success and revenue growth, if any, will depend in part on our identification, development and commercialization of new products and technologies, and approval of additional indications for our any products under development. Product development is very expensive, takes significant time and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product.

Our ability to grow our business may be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, if we are unable to gain regulatory approval of such product candidates, and expand the indications that may be treated by such product candidates, and gaining regulatory approval to sell and market such product candidates in additional jurisdictions.

We must also maintain all such regulatory approvals for the period of time that we sell the product in each such jurisdiction. Our failure to obtain, or a delay in obtaining, approval or our failure to maintain approvals once obtained, will prevent us from selling products and generating revenues for those products in such jurisdiction where we do not hold such approvals

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

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

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. The FDA granted Orphan Drug Designation to TNG908 for the treatment of malignant peripheral nerve sheath tumors (MPNST) and malignant glioma, including GBM.

Similarly, in Europe, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of drugs that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in Europe and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation is granted for drugs intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in Europe would be sufficient to justify the necessary investment in developing the drug. In Europe, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

Obtaining orphan drug exclusivity may not effectively protect a product candidate from competition because different products having different chemical compositions can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek orphan drug designation for our product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

We may also seek fast track designation for some of our product candidates and, in the case of TNG908 and TNG462, we have been granted fast track designation by the FDA. If a drug is intended for the treatment of a serious or life-threatening condition and preclinical or clinical data demonstrates the potential to address unmet medical needs for this condition, the sponsor may apply for fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program. Fast track designation alone does not guarantee qualification for the FDA’s priority review procedures.

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

We may seek accelerated approval of our current or future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require, as appropriate, that a post-approval confirmatory study or studies be under way prior to approval or within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of traditional FDA approval.

The FDA, the EMA and other regulatory authorities may implement additional regulations or restrictions on the development and commercialization of our product candidates, and such changes can be difficult to predict.

The FDA, the EMA and regulatory authorities in other countries have each expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry. Such action may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by others may cause the FDA or other oversight bodies to change the requirements for conducting clinical trials or for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

Disruptions at the FDA, the EMA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, since March 2020 when foreign and domestic inspections were largely placed on hold due to the COVID-19 pandemic, the FDA has been working to resume pre-pandemic levels of inspection activities, including routine surveillance, bioresearch monitoring and pre-approval inspections. Should the FDA determine that an inspection is necessary for approval and an inspection cannot be completed during the review cycle due to restrictions on travel, and the FDA does not determine a remote interactive evaluation to be adequate, the agency has stated that it generally intends to issue, depending on the circumstances, a complete response letter or defer action on the application until an inspection can be completed.

During the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications.

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

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) changes to the method in which drug prices are determined for Medicare and Medicaid participants or other potential patients in the U.S. (or by which drug prices are determined in other countries and regions), (iii) additions or modifications to product labeling (if, and when, a product is approved for sale); (iv) the recall or discontinuation of our products (if any products are approved by applicable regulatory authorities); or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section entitled “Business – Current and future healthcare reform legislation.”

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

• the demand for any of our product candidates, if approved;

• the ability to set a price that we believe is fair for any of our product candidates, if approved;

• our ability to generate revenues and achieve or maintain profitability;

• the level of taxes that we are required to pay; and

• the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Further, reductions in reimbursement from Medicare and other government programs may also result in reductions in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We expect that additional healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

The successful commercialization of our product candidates will depend in part on the extent to which governmental authorities and health insurers establish adequate coverage, reimbursement levels and pricing policies. Failure to obtain or maintain coverage and adequate reimbursement for our product candidates, if approved, could limit our ability to market those drugs and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford prescription medications such as our product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for products by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our product candidates. For more information regarding insurance coverage and reimbursement please see “Business – Government Regulation – Insurance Coverage and Reimbursement.”

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

• a covered benefit under its health plan;

• safe, effective and medically necessary;

• appropriate for the specific patient;

• cost-effective; and

• neither experimental nor investigational.

Even if we obtain coverage for our product candidates by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the U.S., the European Union or elsewhere will be available for our product candidates or any product that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future.

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. In the U.S., third-party payors, and governmental healthcare plans, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions have and will continue to put pressure on the pricing and usage of our product candidates (if approved by regulators).

Moreover, increasing efforts by governmental and third-party payors in the U.S. and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain regulatory approval. Our future arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See the section entitled “Business – Other healthcare laws.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with appropriately licensed and permitted third parties for the disposal of these materials and wastes. We cannot, however, eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMP and GCPs for any clinical trials that we conduct post-approval and pharmacovigilance reporting obligations. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements, including applicable product tracking and tracing requirements. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

We are conducting and plan to conduct additional clinical trials and enroll subjects in our current or future clinical trials in the U.S. and Europe, and therefore we will be subject to privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the European Economic Area (“EEA”), including personal health data, is subject to the EU General Data Protection Regulation, or GDPR and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or UK GDPR and together with the EU GDPR, “GDPR”. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. While we have commenced the process of implementing procedures to comply with the GDPR, compliance with these regulations will be a rigorous and time-intensive process that we expect will increase our cost of doing business and require us to change certain of our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, many countries interpret the application of the provisions of the GDPR in different manner, making compliance in certain countries and across the EEA challenging.

Laws and regulations governing any international operations we may have in the future may preclude us from developing, manufacturing and selling certain products outside of the United States and require us to develop and implement costly compliance programs.

As we expand our operations outside of the United States, we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information in our day-to-day operations. In connection with our product discovery efforts, we collect and use a variety of personal data, such as names, mailing addresses, email addresses, phone numbers. In addition, in connection with our TNG908 and TNG462 Phase 1/2 clinical trials, we (and our third party processors assisting with the clinical trial) will have access to, and may store, clinical and health information of the patients participating in the trial.

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

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches or improper access to or disclosure of such information could have similarly adverse consequences for us. If we are unable to prevent or mitigate the impact of such security or data privacy breaches, we could be exposed to litigation and governmental investigations, which could lead to a potential disruption to our business. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Third parties that perform services on our behalf in connection with our research and development efforts and other operations may also hold proprietary or confidential information regarding our business on their information technology networks. The risks outlined above (and elsewhere in this risk factor) apply to any third-party service provider that holds our information, including the ability of unauthorized access to our confidential and proprietary information.

Further, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). Additionally, some observers have noted that the CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the U.S., which could increase our potential liability and adversely affect our business. Already, in the United States, we have witnessed significant developments at the state level, for example, comprehensive privacy laws akin to the CCPA have recently been passed in Colorado, Utah, Virginia and Colorado, and, with bills being proposed in several other states, it is quite possible that other U.S. states will follow suit. New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress. Further, in addition to the proposals for comprehensive consumer privacy laws, many states are considering more limited privacy bills that focus on specific issues such as biometric data. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly.

A number of states have adopted privacy laws and several states have proposed new privacy laws, some of which are similar to the above discussed recently passed laws. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. The existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for noncompliance.

To enable the transfer of personal data outside of the EEA or the UK, adequate safeguards must be implemented in compliance with European and UK data protection laws (for example, the European Commission approved Standard Contractual Clauses, or SCCs). In addition, transfers made pursuant to the SCCs (and other similar appropriate transfer safeguards) need to be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular regarding applicable surveillance laws and relevant rights of individuals with respect to the transferred personal data, to ensure an “essentially equivalent” level of protection to that guaranteed in the EEA in the jurisdiction where the data importer is based (“Transfer Impact Assessment”). On June 4, 2021, the EC issued new forms of SCCs for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA. The new SCCs replace the SCCs that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new SCCs but has published its own transfer mechanism, the International Data Transfer Agreement, or IDTA, along with a separate addendum to the EU SCCs), which enable transfers from the UK, and has also implemented a similar Transfer Impact Assessment requirement. The new IDTA or the U.K. addendum must be used for any new contract entered into as of September 21, 2022 and implemented in existing contracts that incorporate the prior version of the SCCs by March 21, 2024. Implementing these new safeguards will require significant effort and cost and may result in us needing to make strategic considerations around where EEA or UK personal data is utilized, processed and stored.

Although the UK is regarded as a third country under the EU GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (“Adequacy Decision”) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and

Digital Information Bill (“UK Bill”) into the UK legislative process. The aim of the UK Bill is to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties.

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

As of December 31, 2022, we had 110 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of December 31, 2022, our executive officers, directors and their affiliates and our principal stockholders beneficially held, in the aggregate, approximately 40% of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

• purchases or sales of our securities by our officers, directors or significant shareholders;

• limited trading volume;

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

The market price of our common stock has been and may continue to be volatile. The stock market in general, and Nasdaq and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

General Risk Factors

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely affect our business operations, financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. We did hold certain funds in a deposit account with SVB, and while we now have access to those funds, we did not have access for a short time leading up to the events on March 10, 2023.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking relationships as we believe necessary or appropriate, our access to our cash resources are adequate to fund our operations into at least 2025. But if the banks in which we hold our cash and cash equivalents were to experience bankruptcy or suspend operations, in such case, the amounts above the level insured by the FDIC may not be available to us immediately, or at all.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:

•
Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or
•
Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the United States and other countries are experiencing increased inflation and interest rates have increased in response to this inflation These conditions in the U.S. and global economy have caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn, a marked increase in interest rates and inflation could result in a variety of risks to our business, including, weakened demand for our product candidates (if and when approved by regulatory authorities) and our ability to raise additional capital when needed on acceptable terms, if at all. In addition, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine (where a vendor that performs chemistry related work on our pre-clinical product candidates is located) and, while we do not otherwise have direct exposure to Ukraine, our business and results of operations may be impacted based upon the events taking place there. A weak or declining economy could also strain our suppliers and the global supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares at the price you paid.

Although our common stock is listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may be unable to sell their shares.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

Our corporate headquarters is located at 201 Brookline Avenue, Boston, Massachusetts, where we lease and occupy approximately 64,805 square feet of office and laboratory space. The term of our amended lease with respect to this facility expires on January 31, 2033, however, under certain circumstances, this lease may terminate on an earlier date.

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

Holders of Common Stock

As of March 20, 2023, there were approximately 35 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number of stockholders of record.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

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

Overview

Tango Therapeutics was founded with a clear mission: discover the next generation of precision medicines to help patients with cancer through addressing the specific genetic alterations that fuel the cancer. We leverage our state-of-the-art target discovery platform to identify novel targets and develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Tumor suppressor gene loss remains a largely unaddressed target space specifically because these genetic events cannot be directly targeted. Our novel small molecules are designed to be selectively active in cancer cells with specific tumor suppressor gene loss, killing those cancer cells while sparing normal cells. We also are extending this target space beyond the classic, cell-autonomous effects of tumor suppressor gene loss to include the discovery of novel targets that reverse the effects of tumor suppressor gene loss that prevent the immune system from recognizing and killing cancer cells (immune evasion). We believe our approach will provide the ability to deliver the deep, sustained target inhibition necessary to optimize tumor response and clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells.

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including NSCLC, mesothelioma, pancreatic cancer, cholangiocarcinoma and GBM. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Patients are actively being enrolled in the Phase 1/2 clinical trial and we expect to provide an update on the ongoing dose escalation portion of the trial, focusing on proof-of-mechanism, in the second quarter of 2023.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is expected to be similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM will be excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. We expect to initiate the Phase 1/2 clinical trial for TNG462 in mid-2023.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. We plan to file an IND for TNG260 in the first half of 2023. We expect that TNG260 will be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

We are developing TNG348, a novel allosteric inhibitor of USP1 for treatment of BRCA1, BRCA2-mutant and other HRD+ cancers. BRCA1 or BRCA 2 mutations are present in approximately 15% of ovarian, 10% of breast, 10% of prostate, 5% of endometrial and 5% of pancreatic cancers and additionally, BRCA wild-type HRD+ mutations are present in approximately 40% of ovarian, 15% of breast, 3% of prostate and 2% of pancreatic cancers. In vivo preclinical studies for TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant lines. Clinically, we expect TNG348 to have single agent activity in PARP inhibitor -naïve and PARP inhibitor-resistant BRCA1/2 mutant and other HRD+ cancers, and to synergize with PARP inhibitors. We expect to file an IND for this program in mid-2023.

Business Combination

On April 13, 2021, the Company, BCTG Merger Sub Inc., a Delaware corporation, and Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc., or Old Tango) signed a definitive merger agreement, or the Merger Agreement, memorializing the terms of BCTG’s acquisition of 100% of Old Tango’s issued and outstanding equity securities in exchange for $550.0 million worth of consideration in the form of BCTG common stock, or the Business Combination. The Business Combination was approved on August 9, 2021 by shareholders of BCTG, resulting in BCTG acquiring 100% of our issued and outstanding equity securities on August 10, 2021. Upon the closing of the Business Combination, BCTG Merger Sub Inc. merged with and into Tango, with Tango as the surviving company in the Merger, and BCTG changed its name to “Tango Therapeutics, Inc.”, or New Tango. For additional information on the Business Combination, see Note 3 to the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Financial Overview

Since the Company's (Old Tango) inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and PIPE Financing transactions (as described above) and another $220.1 million through our collaboration with Gilead.

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2022 of $366.1 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. Since inception, we have incurred significant operating losses. For the years ended December 31, 2022 and 2021, our net losses were $108.2 million and $58.2 million, respectively. We had an accumulated deficit of $269.5 million as of December 31, 2022. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

Collaboration Agreements with Gilead Sciences

In October 2018, we entered into a collaboration agreement with Gilead (2018 Gilead Agreement). Pursuant to the terms of the 2018 Gilead Agreement, we received an initial upfront payment of $50.0 million. The upfront payment was initially recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied.

In August 2020, the 2018 Gilead Agreement was expanded into a broader collaboration via an amended and restated research collaboration and license agreement (Gilead Agreement). Pursuant to the terms of the Gilead Agreement, we received an upfront payment of $125.0 million. Consistent with the treatment of the previously received upfront payment, this upfront payment was recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied.

In December 2020 and September 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. A total of $2.0 million of fees related to the research extensions have not been received as of December 31, 2022 as these were determined to be conditional upon the satisfaction of additional research obligations, and thus a contract asset, however, we determined that achievement of the entire research extension fees was probable and that a significant reversal in the amount of cumulative revenue recognized would not occur.

In April 2021, Gilead licensed a program for an $11.0 million fee. The $11.0 million license fee was received and recognized as revenue in the second quarter of 2021 since we have no continued involvement in the advancement of the program, Gilead can benefit from the license on its own and the license is separately identifiable from the research services.

As of December 31, 2022, $82.6 million has been recognized as collaboration revenue related to the upfront and research extension payments from the Gilead agreements.

During the years ended December 31, 2022 and 2021, we recognized $24.9 million and $26.0 million, respectively, of collaboration revenue associated with the Gilead Agreements based on performance completed during each period.

Refer to Note 2 and Note 4 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

Operating Expenses

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our drug discovery efforts and the development of our product candidates. We expense research and development costs as incurred, which include:

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

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2022	2021
	(in thousands)
TNG908 direct program expenses	$12,818	$11,012
TNG462 direct program expenses	7,206	—
TNG260 direct program expenses	4,906	—
TNG348 direct program expenses	9,874	8,009
Discovery direct program expenses	28,763	28,031
Unallocated research and development expenses:
Personnel-related expenses	28,185	21,276
Facilities and other related expenses	14,154	9,308
Total research and development expenses	$105,906	$77,636

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to increase significantly with the commencement and continuation of our clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of our product candidates in preclinical and clinical development could mean a significant change in the costs and timing associated with the development of these product candidates. We may never succeed in achieving regulatory approval for any of our product candidates. We may obtain unexpected results from our clinical trials. We may elect to discontinue, delay or modify clinical trials of some product candidates or focus on other product candidates. For example, if the FDA, European Medicines Agency (EMA), or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect or if we experience significant delays in enrollment in any of our clinical trials, we could be required to expend significant additional financial resources and time on the completion of clinical development of that product candidate.

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

Other Income (Expense), Net

Other income (expense), net consists of miscellaneous income and expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. For the years ended December 31, 2022 and December 31, 2021, we recorded an income tax provision of $0.1 million and $0.3 million, respectively.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Collaboration revenue	$24,860	$26,042	$(1,182)
License revenue	—	11,000	(11,000)
Total revenue	24,860	37,042	(12,182)
Operating expenses:
Research and development	105,906	77,636	28,270
General and administrative	30,025	17,596	12,429
Total operating expenses	135,931	95,232	40,699
Loss from operations	(111,071)	(58,190)	(52,881)
Other income (expense):
Interest income	1,456	495	961
Other income (expense), net	1,493	(248)	1,741
Total other income, net	2,949	247	2,702
Loss before income taxes	(108,122)	(57,943)	(50,179)
Provision for income taxes	(54)	(292)	238
Net loss	$(108,176)	$(58,235)	$(49,941)

Collaboration Revenue

Collaboration revenue of $24.9 million and $26.0 million for the years ended December 31, 2022 and 2021, respectively, was derived from the Gilead collaboration. The decrease of $1.2 million is primarily due to lower research costs incurred under the collaboration during the year ended December 31, 2022 resulting in lower collaboration revenue recognized.

License Revenue

License revenue of $11.0 million for the year ended December 31, 2021 was derived from the Gilead collaboration. The decrease of $11.0 million is primarily due to Gilead licensing a program for $11.0 million during the second quarter of 2021 as compared to no programs licensed during the year ended December 31, 2022.

Research and Development Expenses

Research and development expense was $105.9 million for the year ended December 31, 2022 compared to $77.6 million for the year ended December 31, 2021. The increase of $28.3 million was primarily due to a $15.9 million increase in preclinical, clinical development and manufacturing activities to advance our programs, mainly TNG462 and TNG260. Personnel-related costs increased $6.9 million primarily due to an increase of share-based compensation expense and additional headcount to support our research and development activities. Additionally, facilities costs increased by $2.3 million due to expenses incurred related to the new lease at 201 Brookline Avenue in Boston, Massachusetts.

General and Administrative Expenses

General and administrative expense was $30.0 million for the year ended December 31, 2022 compared to $17.6 million for the year ended December 31, 2021. The increase of $12.4 million was primarily due to a $7.4 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount. Additionally, insurance related costs increased $1.8 million due to becoming a public company, and consulting, legal, and professional fees increased $1.7 million.

Interest Income

Interest income was $1.5 million for the year ended December 31, 2022 compared to $0.5 million for the year ended December 31, 2021. The increase of $1.0 million was primarily due to an increase in interest rates in 2022 as compared to 2021.

Other Income (Expense), Net

Other income, net was $1.5 million for the year ended December 31, 2022 compared to other expense, net of $0.2 million for the year ended December 31, 2021, with the increase being attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for the year ended December 31, 2022 compared to $0.3 million for the year ended December 31, 2021. The income tax provision amount for the period ended December 31, 2022 is primarily attributable to state taxes on interest income earned on marketable securities. The income tax provision amount for the period ended December 31, 2021 is primarily attributable to taxable deferred revenue partially offset by the utilization of federal and state net operating losses and federal and state tax credits.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of equity in the form of stock and from the proceeds received from our collaboration with Gilead. To date, we have raised an aggregate of approximately $166.9 million of gross proceeds from the private placement of preferred shares, $342.1 million of gross proceeds from the Business Combination and PIPE Financing transactions, and $220.1 million through the collaboration and license agreement with Gilead. As of December 31, 2022, we had cash and cash equivalents and marketable securities of $366.1 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2022 of $366.1 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2025. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for each of the years presented:

	Year Ended December 31,
	2022	2021	Change
	(in thousands)
Net cash used in operating activities	$(109,080)	$(59,527)	$(49,553)
Net cash provided by (used in) investing activities	26,399	(183,434)	209,833
Net cash provided by financing activities	1,615	357,325	(355,710)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(81,066)	$114,364	$(195,430)

Operating Activities

Net cash used in operating activities was $109.1 million for the year ended December 31, 2022 compared to net cash used in operating activities of $59.5 million for the year ended December 31, 2021. The net cash used in operations for the year ended December 31, 2022 was primarily driven by the net loss of $108.2 million as a direct result of higher operating expenses related to the advancement of our programs and personnel-related costs. The net cash used in operations for the year ended December 31, 2021 was primarily driven by a net loss of $58.2 million.

Investing Activities

Net cash provided by investing activities was $26.4 million for the year ended December 31, 2022 compared to net cash used in investing activities of $183.4 million for the year ended December 31, 2021. The increase in cash provided by investing activities was primarily due to a decrease in purchases of marketable securities and was partially offset by an increase in sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $1.6 million for the year ended December 31, 2022 compared to net cash provided by financing activities of $357.3 million for the year ended December 31, 2021. The decrease in net cash provided by financing activities was a result of net proceeds of $326.3 million received upon the closing of the Business Combination and PIPE Financing in August 2021, as well as $30.0 million in proceeds related to the issuance of shares of redeemable convertible Series B preferred stock in March 2021. The net cash provided by financing activities for the year ended December 31, 2022 was primarily a result of cash provided from the exercises of stock options and ESPP purchases.

On September 1, 2022, we filed a Form S-3 Registration Statement and an accompanying prospectus for an at-the-market, or ATM, offering program and entered into a sales agreement with Jefferies LLC, relating to shares of our common stock. Pursuant to the terms of the sales agreement, we may offer and sell shares of common stock, having an aggregate price of up to $100.0 million from time to time. During the year ended December 31, 2022, we did not make any sales under the ATM facility.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2022 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$61,247	$4,974	$11,151	$11,725	$33,397
Total	$61,247	$4,974	$11,151	$11,725	$33,397

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at December 31, 2022. Refer to Note 8 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing, and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2022.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of December 31, 2022 and December 31, 2021, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 9 of our audited consolidated financial statements and related notes for the year ended December 31, 2022 included in this Annual Report on Form 10-K for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2022, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

We measure stock-based awards granted to employees, non-employees and directors based on their fair value on the date of the grant using the Black Scholes option-pricing model for options or the difference between the purchase price per share of the award, if any, and the fair value of our common stock for restricted common stock awards.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements and related notes appearing in this this Annual Report on Form 10-K for the year ended December 31, 2022.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $366.1 million and $485.3 million as of December 31, 2022 and December 31, 2021, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the twelve months ended December 31, 2022. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2022.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2022 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the fiscal year ended December 31, 2022, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. The Code of Conduct is posted on our website at https://ir.tangotx.com/corporate-governance/governance-overview.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Conduct by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of The Nasdaq Global Stock Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2022, with respect to our 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

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

10.2#	Tango Therapeutics, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.3#

Forms of Award Agreements under the Tango Therapeutics, Inc. 2021 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).

10.4#	Tango Therapeutics, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.5†

Amended and Restated Research Collaboration and License Agreement between Tango Therapeutics, Inc. and Gilead Sciences, Inc., dated August 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A filed by the Registrant on June 17, 2021).

10.6†

License Agreement between Tango Therapeutics, Inc. and Medivir AB, dated March 12, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A filed by the Registrant on June 17, 2021).

10.7#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.8	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.9#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.10#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.11+

Lease Agreement between the Company and ARE-MA Region No. 87 Tenant, LLC dated as of November 4, 2021 (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K filed by the Registrant on March 28, 2022).

10.12#	Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on May 11, 2022).
10.13

Tango Therapeutics, Inc. 2023 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the registration statement on Form S-8 filed by the Registrant on February 7, 2023).

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

Tango Therapeutics, Inc.

Date: March 27, 2023	By:	/s/ Barbara Weber
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

Name	Title	Date

/s/ Barbara Weber	President and Chief Executive Officer, Director	March 27, 2023
Barbara Weber, MD	(Principal Executive Officer)

/s/ Daniella Beckman	Chief Financial Officer	March 27, 2023
Daniella Beckman	(Principal Financial Officer)

/s/ Alexis Borisy	Chairman of the Board of Directors	March 27, 2023
Alexis Borisy

/s/ Lesley Ann Calhoun	Director	March 27, 2023
Lesley Ann Calhoun

/s/ Aaron Davis	Director	March 27, 2023
Aaron Davis

/s/ Reid Huber	Director	March 27, 2023
Reid Huber, Ph.D.

/s/ Malte Peters	Director	March 27, 2023
Malte Peters, MD

/s/ Mace Rothenberg	Director	March 27, 2023
Mace Rothenberg, MD

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tango Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tango Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 27, 2023

We have served as the Company's auditor since 2017.

TANGO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$59,968	$142,745
Marketable securities	306,165	342,510
Accounts receivable	2,000	2,000
Restricted cash	567	567
Prepaid expenses and other current assets	6,572	4,516
Total current assets	375,272	492,338
Property and equipment, net	10,884	4,832
Operating lease right-of-use assets	46,886	1,254
Restricted cash, net of current portion	3,423	1,712
Other assets	5	19
Total assets	$436,470	$500,155
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,453	$3,226
Accrued expenses and other current liabilities	17,495	9,887
Operating lease liabilities	1,770	1,503
Deferred revenue	31,792	26,022
Income tax payable	35	52
Total current liabilities	55,545	40,690
Operating lease liabilities, net of current portion	39,361	—
Deferred revenue, net of current portion	92,088	114,718
Total liabilities	186,994	155,408
Commitments and contingencies (Note 9)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and 2021, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2022 and December 31, 2021, respectively; 88,179,374 and 87,598,184 shares issued and outstanding as of December 31, 2022 and 2021, respectively	88	88
Additional paid-in capital	522,605	506,760
Accumulated other comprehensive loss	(3,705)	(765)
Accumulated deficit	(269,512)	(161,336)
Total stockholders’ equity	249,476	344,747
Total liabilities and stockholders’ equity	$436,470	$500,155

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$24,860	$26,042
License revenue	—	11,000
Total revenue	24,860	37,042
Operating expenses:
Research and development	105,906	77,636
General and administrative	30,025	17,596
Total operating expenses	135,931	95,232
Loss from operations	(111,071)	(58,190)
Other income (expense):
Interest income	1,456	495
Other income (expense), net	1,493	(248)
Total other income, net	2,949	247
Loss before income taxes	(108,122)	(57,943)
Provision for income taxes	(54)	(292)
Net loss	$(108,176)	$(58,235)

Net loss per common share – basic and diluted	$(1.23)	$(0.94)
Weighted average number of common shares outstanding – basic and diluted	87,820,037	62,108,032

Net loss	$(108,176)	$(58,235)
Other comprehensive loss:
Unrealized loss on marketable securities	(2,940)	(782)
Comprehensive loss	$(111,116)	$(59,017)

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

						Accumulated Other
	Series B		Common Stock		Additional	Comprehensive		Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2020	—	—	40,372,133	40	141,644	17	(103,101)	38,600
Issuance of Series B redeemable convertible preferred stock, net of issuance costs of $0.1 million	22,686,025	29,990	—	—	—	—	—	—
Retroactive application of recapitalization	(22,686,025)	(29,990)	7,706,861	8	29,982	—	—	29,990
Shares issued in Business Combination and PIPE Financing, net of issuance costs of $15.8 million	—	—	38,880,436	39	326,238	—	—	326,277
Exercise of stock options	—	—	638,754	1	1,057	—	—	1,058
Vesting of restricted common stock awards	—	—	—	—	6	—	—	6
Stock based compensation expense	—	—	—	—	7,833	—	—	7,833
Other comprehensive loss	—	—	—	—	—	(782)	—	(782)
Net loss	—	—	—	—	—	—	(58,235)	(58,235)
Balance at December 31, 2021	—	$—	87,598,184	$88	$506,760	$(765)	$(161,336)	$344,747
Issuance of common stock from exercise of options and employee stock purchase plan	—	—	581,190	—	1,623	—	—	1,623
Stock based compensation expense	—	—	—	—	14,230	—	—	14,230
Business combination and PIPE financing, issuance costs	—	—	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	—	—	(2,940)	—	(2,940)
Net loss	—	—	—	—	—	—	(108,176)	(108,176)
Balance at December 31, 2022	—	$—	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(108,176)	$(58,235)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,608	897
Noncash operating lease expense	2,420	1,069
Stock-based compensation	14,230	7,833
Other, net	(669)	254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,056)	(3,159)
Right-of-use asset	(10,125)	—
Other long-term assets	122	(139)
Accounts payable	1,097	1,232
Accrued expenses and other liabilities	7,629	3,829
Operating lease liabilities	1,700	(1,066)
Deferred revenue	(16,860)	(12,042)
Net cash used in operating activities	(109,080)	(59,527)
Cash flows from investing activities
Purchase of property and equipment	(7,692)	(1,837)
Sales and maturities of marketable securities	242,595	190,764
Purchases of marketable securities	(208,504)	(372,361)
Net cash provided by (used in) investing activities	26,399	(183,434)
Cash flows from financing activities
Proceeds from issuance of preferred stock, net of issuance costs	—	29,990
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	1,623	1,058
Business Combination and PIPE Financing, gross proceeds	—	342,113
Payment of Business Combination and PIPE Financing transaction costs	(8)	(15,836)
Net cash provided by financing activities	1,615	357,325
Net change in cash, cash equivalents and restricted cash	(81,066)	114,364
Cash, cash equivalents and restricted cash, beginning of period	145,024	30,660
Cash, cash equivalents and restricted cash, end of period	$63,958	$145,024
Supplemental disclosure of noncash investing and financing activity:
Conversion of Preferred Shares to Common Shares	$—	$166,534
Revaluation of right-of-use asset and lease liability upon lease modification	$300	$5,315
Purchases of property and equipment included in accounts payable and accrued expenses	$131	$154
Right-of-use asset obtained in exchange for a lease liability	$48,352	$—

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business and Basis of Presentation

Tango Therapeutics, Inc. (Tango or the Company) is a precision oncology company committed to the discovery and development of novel drugs in defined patient populations with high unmet medical need.

Tango Therapeutics, Inc. (together with its consolidated subsidiaries, Tango or the Company) formerly known as BCTG Acquisition Corp. (BCTG), was incorporated in Delaware on May 21, 2020. BCTG was a Special Purpose Acquisition Company (SPAC) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The accompanying consolidated financial statements reflect the operations of Tango and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. The functional and reporting currency of the Company and its subsidiaries is the U.S. dollar.

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

Cash Equivalents

All highly liquid marketable securities purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds and U.S. Treasury bills as of December 31, 2022 and 2021.

Investments in Marketable Securities

Marketable debt securities consist of investments with original maturities greater than 90 days. The Company classifies its investments with maturities beyond one year as short-term, based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. The Company considers its investment portfolio of marketable securities to be available-for-sale. Accordingly, these investments are recorded at fair value, which is based on quoted market prices. Unrealized gains are reported as a component of accumulated other comprehensive income in stockholders’ equity. Amortization and accretion of premiums and discounts are recorded in interest income. Realized gains and losses are included as a component of other income, net in the consolidated statements of operations.

The Company evaluates its investments with unrealized losses for impairment. When assessing investments for unrealized declines in value, the Company considers whether the decline in value is related to a credit loss or non-credit loss. For credit losses, the Company reduces the investment to fair value through an allowance for credit losses recorded to the balance sheet and corresponding charge to the statement of operations. The allowance for credit losses and corresponding impairment charge is adjusted each period for changes in fair value. For non-credit losses, the Company reduces the investment to fair value through a charge to the statement of comprehensive loss, reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. No credit losses were recorded during the periods presented.

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

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and marketable debt securities. The Company’s cash, cash equivalent and marketable securities balances are held by major financial institutions that management believes to be creditworthy. The Company uses multiple financial institutions to limit the amount of credit exposure to any one financial institution. Substantially all the Company’s cash, cash equivalent and marketable debt securities were invested in money market funds, U.S. Treasury bills, and U.S. government agency bonds at December 31, 2022 and 2021. At times, the Company’s cash deposits may exceed the amount of federal insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to perform research activities and clinical trial activities that continue to progress its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the related processes of these vendors.

Restricted Cash

Cash accounts with any type of restriction are considered restricted cash and are classified on the balance sheet based on the length of the restrictive obligation. As of December 31, 2022 and 2021, the Company recorded restricted cash of $4.0 million and $2.3 million, respectively, all of which was related to security deposits associated with the Company’s facility leases in Boston, Massachusetts and Cambridge, Massachusetts. The security deposit associated with the Company's facility lease in Boston, Massachusetts is recorded as non-current in its balance sheet as of December 31, 2022 and December 31, 2021 because the deposit is required for the duration of the lease which is greater than a year. The security deposit associated with the Company's previous facility lease in Cambridge, Massachusetts is recorded as current in its balance sheet as of

December 31, 2022 and December 31, 2021 because the deposit associated with the terminated lease was expected to be returned in less than a year from the balance sheet dates. The security deposit was released to the Company in March 2023.

The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the consolidated statements of cash flows are as follows:

	December 31,
	2022	2021
	(in thousands)
Cash and cash equivalents	$59,968	$142,745
Restricted cash	3,990	2,279
Cash, cash equivalents and restricted cash	$63,958	$145,024

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

The Company’s revenues are generated through its license and collaboration agreements with Gilead. Refer to Note 4, “Collaboration Agreements” elsewhere in these notes to the Company's consolidated financial statements.

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

Milestone Payments — At the inception of an arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered likely of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant reversal of cumulative revenue recognized would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our drug discovery efforts and the development of our product candidates. These expenses include salaries, employee benefits, and stock-based compensation expense for our research and development personnel, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside CROs and consultants to conduct research and development activities including costs of clinical trials and manufacturing, and the allocable portions of facility costs, such as rent, utilities, and general support services. All costs incurred to fulfill the Company’s obligations under the collaboration with Gilead are classified as research and development expenses. All costs associated with research and development are expensed as incurred.

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

Prior to the consummation of the Business Combination transaction in August 2021, as there was not a public market for the common stock of the Company prior to becoming publicly traded, the fair value of common stock underlying stock-based awards was based on a valuation provided by the board of directors as derived from a recommendation by an unrelated third-party valuation firm. The Company determined the estimated per share fair value of its common stock at various dates considering contemporaneous and retrospective valuations that incorporated objective and subjective factors, including actual and forecasted financial results, market conditions and performance of comparable publicly traded companies, developments and milestones of the Company, the rights and preferences of common and redeemable convertible preferred stock, advice from the third-party valuation specialists, and transactions involving the Company’s stock. The estimated per share fair value of the Company’s common stock was determined in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. The fair value of each restricted common stock award was estimated on the date of grant based on the fair value of the Company’s common stock on that same date.

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

Deferred Financing Costs

The Company capitalizes certain legal, professional accounting and other third-party fees that are directly associated with in-process equity financings as deferred offering costs until such financings are consummated. After consummation of an equity financing, these costs are recorded in shareholders’ equity as a reduction of additional paid-in capital generated as a result of the offering.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive loss for the years ended December 31, 2022 and 2021 was unrealized losses on investments in marketable securities.

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

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated as required. The Company has evaluated all subsequent events and determined there are no material recognized or unrecognized subsequent events requiring disclosure.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (JOBS Act), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards. The Company has elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, its consolidated financial statements may not be comparable to companies that comply with public company effective dates. The Company may take advantage of these exemptions up until the last day of the fiscal year following the fifth anniversary of an initial public offering or such earlier time that it is no longer an emerging growth company. However, the Company has not yet delayed the adoption of any new accounting standards.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, (ASC 740). The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740, including requirements related to hybrid tax regimes, the tax basis step-up in goodwill obtained in a transaction that is not a business combination, separate financial statements of entities not subject to tax, the intra-period tax allocation exception to the incremental approach, ownership changes in investments, changes from a subsidiary to an equity method investment, interim-period accounting for enacted changes in tax law, and the year-to-date loss limitation in interim-period tax accounting. This guidance became effective for the Company's fiscal year beginning January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815 — 40). The amendments in this update affect entities that issue convertible instruments and/or contracts indexed to and potentially settled in an entity’s own equity. The new ASU eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company elected to early adopt this guidance on January 1, 2021. Adoption of the ASU 2020-06 guidance as of January 1, 2021 had no impact on its consolidated financial statements for the year ended December 31, 2020. The Company issued the second tranche of its redeemable convertible Series B preferred stock in March 2021 at an original issue price of $1.32 per share, which would have resulted in the recognition of a beneficial conversion feature of $28.4 million prior to the adoption of ASU 2020-06. However, the consummation of the Business Combination and the application of a retroactive adjustment to historical redeemable convertible preferred stock in all periods presented under the reverse recapitalization accounting treatment have resulted in the adoption of this guidance not resulting in a material impact on the Company’s financial statements.

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

3. Business Combination

In April 2021, the Company, BCTG Merger Sub Inc., a Delaware corporation, and Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc. or Old Tango) signed a definitive merger agreement (the Merger Agreement) memorializing the terms of BCTG’s acquisition of 100% of Old Tango's issued and outstanding equity securities in exchange for $550.0 million worth of consideration in the form of BCTG common stock (the Business Combination). The Business Combination was approved in August 2021 by shareholders of BCTG, resulting in BCTG acquiring 100% of Old Tango's issued and outstanding equity securities in August 2021. The Business Combination was accounted for as a “reverse recapitalization” in accordance with U.S. GAAP. As a result of the Business Combination, BCTG was renamed Tango Therapeutics, Inc. The Company's common stock is trading on The Nasdaq Global Market under the ticker symbol TNGX.

Tango received gross proceeds of $167.1 million upon the closing of the Business Combination. Tango continues to operate under the Old Tango management team. Simultaneous with the closing of the Business Combination, an aggregate of 18,610,000 shares of common stock (the PIPE Financing) were issued, resulting in gross proceeds of an additional $186.1 million upon the closing of the PIPE Financing. Total transaction costs and redemptions approximated $26.9 million, resulting in total net proceeds of $326.3 million.

BCTG Acquisition Corporation IPO

The registration statement for BCTG’s initial public offering (IPO) was declared effective on September 2, 2020. On September 8, 2020, the Company consummated its Initial Public Offering of 16,675,000 shares of common stock (the Public Shares), including the 2,175,000 Public Shares as a result of the underwriters’ full exercise of their over-allotment option, at an offering price of $10.00 per Public Share, generating gross proceeds of approximately $166.8 million, and incurring offering costs of approximately $9.6 million, inclusive of approximately $5.8 million in deferred underwriting commissions. Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (Private Placement) of 533,500 shares of common stock (the Private Placement shares), at a price of $10.00 per Private Placement Share to the Sponsor, generating gross proceeds of approximately $5.3 million. Upon the closing of the Initial Public Offering and the Private Placement, the net proceeds of the Initial Public Offering and certain of the proceeds of the Private

Placement was placed in a trust account (Trust Account) in the United States maintained by Continental Stock Transfer & Trust Company, as trustee, and remained invested only in U.S. government treasury bills, notes and bonds with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and which invest solely in U.S. Treasuries, until the completion of the Business Combination as described below.

On August 10, 2021 (the Closing Date), BCTG, a Delaware corporation and now predecessor of the Company, consummated the Business Combination, pursuant to the Merger Agreement, by and among BCTG, BCTG Merger Sub Inc., a Delaware corporation (BCTG Merger Sub), and Old Tango. Prior to consummation of the Business Combination, Old Tango changed its name from “Tango Therapeutics, Inc.” to “Tango Therapeutics Sub, Inc.” and in connection with the Business Combination, BCTG changed its name to “Tango Therapeutics, Inc.” (the former name of Old Tango). Pursuant to the Merger Agreement, on the Closing Date, BCTG Merger Sub merged with and into Old Tango, or the Merger, with Old Tango surviving the Merger as a wholly-owned subsidiary of BCTG, and (as noted above) BCTG changed its name to “Tango Therapeutics, Inc.”, or New Tango.

Pursuant to the terms and conditions of the Merger Agreement, the aggregate consideration paid to Old Tango equity holders upon the closing of the Merger was 55,000,000 shares of New Tango common stock. Subsequent to the closing of the Business Combination, New Tango entered into subscription agreements with certain investors (PIPE Investors) pursuant to which the PIPE Investors purchased 18,610,000 shares of New Tango common stock at $10.00 per share, for aggregate gross proceeds of $186.1 million, under the PIPE Financing.

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

Pursuant to the terms of the Merger Agreement, upon the closing of the Business Combination on August 10, 2021 (the Effective Time), each share of Old Tango’s redeemable convertible preferred stock (the Preferred Stock) issued and outstanding immediately prior to the Effective Time was converted into a share of the Company’s common stock using the exchange ratio of 0.34 as follows:

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

All common shares, as well as previously issued share options and restricted stock awards (RSAs), presented in the accompanying recasted consolidated statements of redeemable convertible preferred stock and stockholders' equity and/or in the related notes are presented on an as-converted basis, converted at the ratio of 0.34.

4. Collaboration Agreements

2018 Gilead Agreement

In October 2018, the Company entered into a Research Collaboration and License Agreement (the 2018 Gilead Agreement) with Gilead Sciences, Inc. (Gilead). Pursuant to the 2018 Gilead Agreement, the Company performed target discovery and validation activities in accordance with an agreed-upon multi-year research plan. During the initial three-year research term, Gilead had the option to obtain exclusive, worldwide licenses to develop and commercialize up to five validated programs (Gilead Program License).

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

Amended Gilead Agreement

In August 2020, Gilead made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as well as of the December 31, 2022 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

In August 2020, the Company and Gilead also entered into an Amended Research Collaboration and License Agreement (the Gilead Agreement), which superseded and replaced the 2018 Gilead Agreement. The Gilead Agreement represents a continuation of the initial target discovery and validation research and development efforts begun under the 2018 Gilead Agreement. Under the Gilead Agreement:

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
•
Prior to exercising its option to license a program, Gilead may “extend” such program, in which case Gilead will pay research option-extension fees and the Company will continue to collaborate with Gilead to discover and develop programs, potentially through early clinical development;
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

The Company is eligible to receive up to $410.0 million per program in license, research option-extension, and clinical, regulatory, and commercial milestones and royalties on future sales of commercialized products, if any.

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

In December 2020 and in September 2021, Gilead elected to extend two programs for a research extension fee of $12.0 million each. The Company determined that the additional goods and services relating to the continued research services were not distinct from the early-stage research services already promised to Gilead under the on-going research plan. Consideration pertaining to each of the research option-extensions is paid to the Company in equal quarterly installment payments over an agreed upon payment schedule. Although future research installment payments are not payable in the event of scientific failure, the Company determined that the variable consideration of $12.0 million for each of the extensions should not be constrained as the potential for a significant reversal of cumulative revenue recognized at the contract level is remote, and therefore the research option-extension consideration was added to the transaction price under the Gilead Agreement.

In April 2021, Gilead licensed a program for an $11.0 million license fee. The $11.0 million license fee was received and recognized as revenue in the second quarter of 2021 since Tango has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own and the license is separately identifiable from the research services.

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at December 31, 2022. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, the $12.0 million payment pursuant to the research option-extension fee in December 2020, and the $12.0 million payment pursuant to the research option-extension fee in September 2021. During the years ended December 31, 2022 and 2021, the Company recognized $24.9 million and $26.0 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of December 31, 2022 and 2021, the Company had short-term deferred revenue of $31.8 million and $26.0 million, respectively, and long-term deferred revenue of $92.1 million and $114.7 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 4.6 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheets. As of December 31, 2022, $10.0 million of the $12.0 million ongoing research option-extension fee total from September 2021 had been received and the remaining $2.0 million had been recorded as accounts receivable.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

5. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$7,577	$—	$—	$7,577
U.S. Treasury bills	—	16,030	—	16,030
Marketable debt securities:
U.S. Treasury bills	—	199,245	—	199,245
U.S. government agency bonds	—	106,920	—	106,920
Total assets	$7,577	$322,195	$—	$329,772

	Fair Market Value Measurements as of December 31, 2021
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$62,244	$—	$—	$62,244
U.S. Treasury bills	—	38,433	—	38,433
Marketable debt securities
U.S. Treasury bills	—	287,123	—	287,123
U.S. government agency bonds	—	55,387	—	55,387
Total assets	$62,244	$380,943	$—	$443,187

There were no transfers between fair value levels during the years ended December 31, 2022 and 2021.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$201,834	$21	$(2,610)	$199,245
U.S. government agency bonds	108,036	—	(1,116)	106,920
	$309,870	$21	$(3,726)	$306,165

	Fair Value Measurements as of December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$287,699	$1	$(577)	$287,123
U.S. government agency bonds	55,576	—	(189)	55,387
	$343,275	$1	$(766)	$342,510

The Company holds marketable debt securities with an aggregate fair value of $31.2 million as of December 31, 2022 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	December 31, 2022
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$44,213	$(640)	$84,997	$(1,970)	$129,210	$(2,610)
U.S. government agency bonds	68,919	(627)	38,000	(489)	106,919	(1,116)
	$113,132	$(1,267)	$122,997	$(2,459)	$236,129	$(3,726)

	December 31, 2021
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$274,318	$(577)	$-	$-	$274,318	$(577)
U.S. government agency bonds	55,387	(189)	-	-	55,387	(189)
	$329,705	$(766)	$-	$-	$329,705	$(766)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at December 31, 2022, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.5 million and $0.2 million in accrued interest at December 31, 2022 and December 31, 2021, respectively.

7. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net as of December 31, 2022 and 2021 consists of the following:

	December 31,
	2022	2021
	(in thousands)
Laboratory equipment	$7,720	$5,587
Computer equipment	2,235	198
Computer software	125	125
Furniture and fixtures	1,699	467
Leasehold improvements	2,778	246
Construction in progress	8	738
	14,565	7,361
Less: Accumulated depreciation	(3,681)	(2,529)
Property and equipment, net	$10,884	$4,832

Depreciation expense was $1.6 million and $0.9 million for the years ended December 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2022 and 2021 include the following:

	December 31,
	2022	2021
	(in thousands)
Payroll and employee-related costs	$5,738	$3,688
Research and development costs	10,490	5,533
Other	1,267	666
Total accrued expenses and other current liabilities	$17,495	$9,887

8. Leases

Operating Leases

In July 2017, the Company entered into a lease of office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease commenced in March 2018 and lease payments commenced in June 2018. This lease had an original term of eight years with an option to extend for one additional three-year period. The lease agreement required the Company to provide a letter of credit for $0.6 million that is collateralized with cash that is recorded as long-term restricted cash in the accompanying balance sheets.

In November 2021, the Company entered into a lease termination agreement for the leased office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease termination agreement is a modification of the original lease agreement that provides for, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date of September 30, 2022. The execution of the lease termination agreement resulted in reductions to the associated lease liability and right-of-use asset balances of $5.3 million and $5.2 million, respectively, in the fourth quarter of 2021. The $0.6 million letter of credit associated with the lease and recorded as short-term restricted cash on the balance sheet as of December 31, 2022 was released to the Company in March 2023.

In September 2019, the Company entered into a new lease for office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The lease, as amended and restated in November 2021, has a non-cancelable term of ten years with an option to extend for up to two additional five-year periods. The lease commenced in August 2022, when the Company obtained access to the space for its' intended use. The lease agreement provides for initial tenant improvement allowances.

In August 2022, upon commencement of the 201 Brookline Avenue lease, the Company recorded an operating lease liability in the amount of $37.9 million and related operating lease right-of-use asset in the amount of $48.0 million. Payments totaling $10.1 million for tenant improvements, and net of tenant improvement allowance reimbursements, made prior to the lease commencement date were reclassified as an increase to the right-of-use asset upon the commencement of the lease. Additional estimated future tenant improvement allowance reimbursements of $1.0 million are expected to result in an increase to the lease liability balance in future periods, upon receipt. The fixed annual rent payable under the lease is $5.1 million, increasing by 3% annually from the rent commencement date. The minimum rent payments to be paid over the 10-year term of the lease total $61.0 million. The additional rental payments associated with the renewal option were not included in the calculation of the operating lease right-of-use asset and associated operating lease liability as the renewal was not considered probable of occurring. The discount rate applied to the lease payments is 8.0%.

In December 2022, the Company entered into an operating lease agreement to sublease a portion of the 201 Brookline Avenue premise to an unrelated third party. The sublease will expire on December 31, 2024, with a sublessee option to extend the term for six months. Sublease income recognized under the sublease agreement for the years ended December 31, 2022 was approximately $0.1 million, and was recorded as a reduction of the related lease expense. There was no sublease income recognized during the year ended December 31, 2021.

The Company’s rent payments for facility leases during the years ended December 31, 2022 and 2021 are classified as operating lease costs in the chart below. The leases are both considered net leases and therefore the non-lease components, such as common area maintenance, are paid separately from rent based on actual costs incurred; therefore, the non-lease components are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. The non-lease components are classified as variable costs in the chart below. As of December 31, 2022 and 2021, right-of-use assets under operating leases totaled $46.9 million and $1.3 million, respectively. The elements of lease cost were as follows (in thousands, unless otherwise noted):

	Year Ended December 31,
Operating leases	2022	2021
Operating lease cost	$4,079	$1,889
Short-term lease cost	-	133
Variable lease cost	476	673
Sublease Income	(101)	-
Total operating lease costs	$4,454	$2,695

Other information	December 31, 2022	December 31, 2021
Operating cash flows used for operating leases	$(82)	$1,835
Weighted average remaining lease term in years	10.0	0.9
Weighted average discount rate	8%	12%

Future minimum lease payments due under operating leases are as follows (in thousands):

Year Ending December 31,	Future minimum lease payments
2023	$4,974
2024	$5,543
2025	$5,608
2026	$5,776
2027	$5,949
Thereafter	$33,397
Total lease payments	61,247
Less: imputed interest	(20,116)
Total operating lease liabilities	$41,131

The future minimum lease payments have not been reduced by minimum net sublease receivables of $2.5 million due in the future under the Company’s non-cancelable subleases for office and laboratory space located at 201 Brookline Ave in Boston, Massachusetts.

9. Commitments and Contingencies

License Agreement

In March 2020, the Company entered into a License Agreement (the Medivir Agreement) with Medivir AB (Medivir), pursuant to which the Company obtained an exclusive license to all patents, know-how and other intellectual property associated with a preclinical-stage research program. Pursuant to the Medivir Agreement, the Company made an upfront payment of $0.4 million.

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

Other Funding Commitments

As of December 31, 2022, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2022, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Conversion of Redeemable Convertible Preferred Stock

Pursuant to the terms of the Merger Agreement, upon the Effective Time, each share of Old Tango’s Preferred Stock issued and outstanding immediately prior to the Effective Time was converted into a share of Old Tango’s common stock and subsequently converted into shares of New Tango common stock using an exchange ratio of 0.34. A retroactive adjustment has been applied to all periods presented to reflect the Business Combination and reverse recapitalization, therefore, resulting in no outstanding Preferred Stock as of December 31, 2022 and 2021. Refer to Note 3 for additional discussion.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of December 31, 2022. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

11. Common Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote in respect of each share of stock held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder. The holders of Common Stock are also entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. No dividends have been declared as of December 31, 2022.

The Company increased the number of shares of common stock authorized to be issued to 200,000,000 shares in August 2021, at the time in which the Certificate of Incorporation was amended and restated. As of December 31, 2022 and 2021, there were 88,179,374 and 87,598,184 shares of common stock issued and outstanding, respectively, as adjusted to reflect the Business Combination and reverse recapitalization through the application of a retroactive adjustment.

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

Founder and Advisor Awards

During 2017, the Company issued 4,690,000 shares of restricted common stock outside of the Company’s 2017 Stock Option and Grant Plan to nonemployee founders and advisors (the Founders and Advisors). The shares were issued under the terms of the respective restricted common stock agreements and were subject to repurchase by the Company at the original purchase price per share upon the termination of the grantee’s service relationship with the Company. As the restrictions were released and the awards vested, the value was recorded as common stock and excess of par value was recorded as additional paid in capital on the accompanying balance sheet. As of December 31, 2021, all founder and advisor restricted stock awards (RSAs) had vested.

2017 Stock Option and Grant Plan

In March 2017, the Company’s stockholders approved the 2017 Stock Option and Grant Plan (the 2017 Plan), under which stock options and RSAs were granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances under the 2017 Plan were subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors (Board of Directors) at the time of issuance.

Upon effectiveness of the 2021 Stock Option and Incentive Plan (the 2021 Plan) in August 2021, the remaining shares available under the 2017 Plan ceased to be available for issuance and no future issuances will be made under the 2017 Plan. The shares of common stock underlying outstanding awards under the 2017 Plan that are forfeited, cancelled, reacquired by the Company prior to vesting, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2021 Plan.

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

Upon approval, the maximum number of shares of stock reserved and available for issuance under the 2021 Plan was 9,498,725 shares. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the least of: (i) five percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares as determined by the 2021 Plan Administrator, as appointed by the Board of Directors. Awards that are returned to the Company's equity plan as a result of forfeiture, cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the 2021 Plan. As of December 31, 2022, there were 6,336,537 shares available for future grant under the 2021 Plan and on January 1, 2023, the number of shares available for future grant under the 2021 Plan increased by 4,408,969 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination in August 2021. An aggregate of 949,873 shares were reserved for issuance. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 949,873 shares or (iii) such number of shares as determined by the administrator. The 2021 ESPP was increased by 881,793 shares on January 1, 2023. During the year ended December 31, 2022, the Company issued 116,077 shares of common stock under the 2021 ESPP.

2023 Inducement Plan

In February 2023, the Company's Board of Directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved 3,000,000 shares of Common Stock, to be used exclusively for grants of equity-based awards to individuals who were not previously employees or directors of the Company.

Restricted Stock Awards

The following table summarizes the RSA activity of the Company’s plans as of and for the year ended December 31, 2021:

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

As of December 31, 2022, no unvested RSAs are outstanding.

Stock Options

The following table summarizes the stock option activity of the Company’s plans as of and for the years ended December 31, 2022 and 2021:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2021	9,372,993	$5.59	8.55	$51,415,394
Granted	5,065,100	$8.38
Exercised	(465,113)	$1.92
Cancelled	(1,048,894)	$9.41
Options outstanding as of December 31, 2022	12,924,086	$6.50	8.13	$24,267,448
Options exercisable as of December 31, 2022	4,678,164	$4.58	7.04	$15,676,954

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The total intrinsic value of options exercised totaled $3.1 million and $4.8 million for the years ended December 31, 2022 and 2021, respectively. The weighted-average grant date fair value per share of stock options granted was $5.48 and $5.40 for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022, total unrecognized compensation expense related to stock options was $37.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years. Substantially all options outstanding as of December 31, 2022 are expected to vest.

Stock Option Valuation

The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	2022	2021
Expected option life (in years)	6.2	6.2
Expected volatility	72%	72%
Risk-free interest rate	2.2%	0.5%
Expected dividend yield	— %	— %

Stock-Based Compensation Expense

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$6,812	$4,616
General and administrative	7,418	3,217
Total	$14,230	$7,833

13. Income Taxes

During the year ended December 31, 2022, the Company recorded a total tax provision of $0.1 million. During the year ended December 31, 2021, the Company recorded a total tax provision of $0.3 million. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021
Income taxes at U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.8	6.1
Federal and state research and development tax credits	3.5	5.4
Stock-based compensation expense	(1.5)	(1.1)
Nondeductible/nontaxable permanent items	(0.1)	0.6
Other	0.3	(0.3)
Change in valuation allowance	(29.1)	(32.1)
Effective tax rate	(0.1)%	(0.4)%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$7,601	$4,403
Research and development credit carryforwards	10,893	7,084
Operating lease liability	13,454	411
Deferred revenue	31,628	34,625
Accruals and reserves	1,498	958
Capitalized research costs	28,173	2,193
Other	2,830	1,008
Total gross deferred tax assets	96,077	50,682
Valuation allowance	(81,044)	(49,568)
Net deferred tax assets	$15,033	$1,114
Deferred tax liabilities
Depreciation	$(2,310)	$(771)
Right-of-use asset	(12,723)	(343)
Total gross deferred tax liabilities	(15,033)	(1,114)
Net deferred taxes	$—	$—

As of December 31, 2022, the Company had U.S. federal and state net operating loss (NOL) carryforwards of $33.1 million and $22.2 million, respectively, which may be available to offset future taxable income. The federal NOLs include

$2.8 million which expire at various dates beginning in 2036 and $30.3 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2036. As of December 31, 2022, the Company also had U.S. federal and state research and development tax credit carryforwards of $8.7 million and $3.0 million, respectively, which may be available to offset future taxable income.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2022 and 2021. Management reevaluates the positive and negative evidence at each reporting period. The Company recorded an increase to the valuation allowance of $31.5 million during 2022 related primarily to the increase in net operating loss carryforwards, research and development tax credit carryforwards, and capitalized research costs.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code Section 174. As of December 31, 2022, the Company has recorded a gross deferred tax asset of $96.3 million related to the capitalized IRC Section 174 expenditures.

As of December 31, 2022 and 2021, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal, Massachusetts and California jurisdictions, as prescribed by tax laws. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for federal and state tax authorities is generally closed for years prior to December 31, 2019, although carryforward attributes that were generated prior to 2019 may still be subject to change upon examination if they are utilized to offset taxable income in subsequent tax years. There are currently no federal or state income tax audits in progress.

14. 401(K) Savings Plan

The Company maintains a 401(k) retirement savings plan for employees who satisfy certain eligibility requirements. The savings plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. The Company made matching contributions to participants in the 401(k) plan of $0.7 million during the year ended December 31, 2022. The Company did not make any matching contributions to participants during the year ended December 31, 2021.

15. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2022	2021
Numerator:
Net loss	$(108,176)	$(58,235)
Denominator:
Weighted-average common stock outstanding – basic and diluted	$87,820,037	62,108,032
Net loss per common share – basic and diluted	$(1.23)	$(0.94)

The Company’s potential dilutive securities, which include common stock options, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	12,924,086	9,372,993
Total	12,924,086	9,372,993