Form 10-Q
period 2023-06-30
Tango Therapeutics, Inc.
filed 2023-08-07
CIK 1819133

ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, the registrant had 88,467,269 shares of common stock, $0.001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision with respect to our securities. These risks are described more fully in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. These risks include, among others, the following (which is not an exhaustive list of all such risks):

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

•

If we are unable to successfully validate, develop and obtain regulatory approval for screening tests and companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates. We will also rely on third-parties for screening for biomarkers that enable patient selection for trials.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment in clinical trials, dosing in clinical trials, and initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the clinical trials (including initial and final trial results) will become available;

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

•

the effect of the on-going COVID-19 pandemic, including mitigation efforts and economic effects, on any of the foregoing or other aspects of our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 - In both cases, see section titled “Risk Factors.”

The forward-looking statements contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 and Part II, Item 1A of this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. Some of these risks and uncertainties may in the future be amplified by the COVID-19 outbreak and there may be additional risks that we consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, we use the following defined terms:

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
xi.
"Quarterly Report" means this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023;
xii.
“SDMA” means symmetric di-methylation of specific arginine;
xiii.
“STK11” means serine-threonine kinase 11; and
xiv.
“USP1” means ubiquitin-specific protease 1.

Corporate Information

We were formerly known as BCTG Acquisition Corp. (“BCTG”) and were incorporated in Delaware May 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. On August 10, 2021, we consummated the merger pursuant to the Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG, BCTG Merger Sub Inc. and Tango Therapeutics Sub, Inc. Upon the consummation of the merger, we changed our name to Tango Therapeutics, Inc.

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

v

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$66,052	$59,968
Marketable securities	244,600	306,165
Accounts receivable	—	2,000
Restricted cash	856	567
Prepaid expenses and other current assets	9,035	6,572
Total current assets	320,543	375,272
Property and equipment, net	10,881	10,884
Operating lease right-of-use assets	45,325	46,886
Restricted cash, net of current portion	2,567	3,423
Other assets	12	5
Total assets	$379,328	$436,470
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,793	$4,453
Accrued expenses and other current liabilities	13,185	17,495
Operating lease liabilities	1,807	1,770
Deferred revenue	33,848	31,792
Income tax payable	—	35
Total current liabilities	53,633	55,545
Operating lease liabilities, net of current portion	38,082	39,361
Deferred revenue, net of current portion	74,668	92,088
Total liabilities	166,383	186,994
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2023 and December 31, 2022; 88,462,844 and 88,179,374 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	88	88
Additional paid-in capital	532,604	522,605
Accumulated other comprehensive loss	(1,517)	(3,705)
Accumulated deficit	(318,230)	(269,512)
Total stockholders’ equity	212,945	249,476
Total liabilities and stockholders’ equity	$379,328	$436,470

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Collaboration revenue	$9,598	$5,771	$15,364	$11,529
License revenue	5,000	—	5,000	—
Total revenue	14,598	5,771	20,364	11,529
Operating expenses:
Research and development	28,671	23,741	56,710	48,071
General and administrative	9,174	7,232	17,188	14,039
Total operating expenses	37,845	30,973	73,898	62,110
Loss from operations	(23,247)	(25,202)	(53,534)	(50,581)
Other income:
Interest income	1,450	297	2,511	515
Other income, net	1,151	50	2,369	3
Total other income, net	2,601	347	4,880	518
Loss before income taxes	(20,646)	(24,855)	(48,654)	(50,063)
Provision for income taxes	(64)	(3)	(64)	(3)
Net loss	$(20,710)	$(24,858)	$(48,718)	$(50,066)

Net loss per common share – basic and diluted	$(0.23)	$(0.28)	$(0.55)	$(0.57)
Weighted average number of common shares outstanding – basic and diluted	88,354,590	87,839,804	88,281,368	87,775,440

Net loss	(20,710)	(24,858)	(48,718)	(50,066)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	684	(937)	2,188	(3,582)
Comprehensive loss	$(20,026)	$(25,795)	$(46,530)	$(53,648)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476
Issuance of common stock from exercise of options and employee stock purchase plan	30,590	—	73	—	—	73
Stock-based compensation expense	—	—	4,219	—	—	4,219
Other comprehensive income	—	—	—	1,504	—	1,504
Net loss	—	—	—	—	(28,008)	(28,008)
Balance at March 31, 2023	88,209,964	$88	$526,897	$(2,201)	$(297,520)	$227,264
Issuance of common stock from exercise of options and employee stock purchase plan	252,880	—	586	—	—	586
Stock-based compensation expense	—	—	5,121	—	—	5,121
Other comprehensive income	—	—	—	684	—	684
Net loss	—	—	—	—	(20,710)	(20,710)
Balance at June 30, 2023	88,462,844	$88	$532,604	$(1,517)	$(318,230)	$212,945

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	87,598,184	$88	$506,760	$(765)	$(161,336)	$344,747
Issuance of common stock from exercise of options and employee stock purchase plan	111,315	—	265	—	—	265
Stock-based compensation expense	—	—	3,205	—	—	3,205
Business combination and PIPE financing, issuance costs	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(2,645)	—	(2,645)
Net loss	—	—	—	—	(25,208)	(25,208)
Balance at March 31, 2022	87,709,499	$88	$510,222	$(3,410)	$(186,544)	$320,356
Issuance of common stock from exercise of options and employee stock purchase plan	288,450	—	718	—	—	718
Stock based compensation expense	—	—	3,425	—	—	3,425
Other comprehensive loss	—	—	—	(937)	—	(937)
Net loss	—	—	—	—	(24,858)	(24,858)
Balance at June 30, 2022	87,997,949	$88	$514,365	$(4,347)	$(211,402)	$298,704

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(48,718)	$(50,066)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,185	621
Noncash operating lease expense	1,781	735
Stock-based compensation	9,340	6,630
(Accretion) amortization on marketable securities	(1,769)	9
Other, net	-	6
Changes in operating assets and liabilities:
Accounts Receivable	2,000	-
Prepaid expenses and other current assets	(2,462)	(12,646)
Other long-term assets	(7)	8
Accounts payable	340	(2,356)
Accrued expenses and other liabilities	(4,245)	4,260
Operating lease liabilities	(1,461)	(875)
Deferred revenue	(15,364)	(7,529)
Net cash used in operating activities	(59,380)	(61,203)
Cash flows from investing activities
Purchases of property and equipment	(1,284)	(3,372)
Sales and maturities of marketable securities	168,833	97,640
Purchases of marketable securities	(103,311)	(70,492)
Net cash provided by investing activities	64,238	23,776
Cash flows from financing activities
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	659	983
Payment of Business Combination and PIPE Financing transaction costs	-	(8)
Net cash provided by financing activities	659	975
Net change in cash, cash equivalents and restricted cash	5,517	(36,452)
Cash, cash equivalents and restricted cash, beginning of period	63,958	145,024

Cash, cash equivalents and restricted cash, end of period	$69,475	$108,572

Supplemental cash flow information:
Cash paid for leases	$2,982	$934
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses		$823
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$(220)	$-

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the year ending December 31, 2023, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and 2022 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 27, 2023.

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

Amended Gilead Agreement

In August 2020, Gilead made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as well as of the June 30, 2023 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

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

In June 2023, Gilead licensed a program for a $5.0 million license fee. The $5.0 million license fee was received and recognized as revenue in the second quarter of 2023 as the Company has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own, and the license is separately identifiable from the research services.

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at June 30, 2023. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million pursuant to the research option-extension fee payments related to decisions made in 2020 and 2021. During the six months ended June 30, 2023 and 2022, the Company recognized $15.4 million and $11.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of June 30, 2023 and December 31, 2022, the Company had short-term deferred revenue of $33.8 million and $31.8 million, respectively, and long-term deferred revenue of $74.7 million and $92.1 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 4.1 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s unaudited condensed consolidated balance sheets.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of June 30, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$11,468	$—	$—	$11,468
U.S. Treasury bills	—	15,698	—	15,698
Marketable debt securities:
U.S. Treasury bills	—	119,155	—	119,155
U.S. government agency bonds	—	125,445	—	125,445
Total assets	$11,468	$260,298	$—	$271,766

	Fair Market Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$7,577	$—	$—	$7,577
U.S. Treasury bills	—	16,030	—	16,030
Marketable debt securities
U.S. Treasury bills	—	199,245	—	199,245
U.S. government agency bonds	—	106,920	—	106,920
Total assets	$7,577	$322,195	$—	$329,772

There were no transfers between fair value levels during the six months ended June 30, 2023.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$120,019	$3	$(867)	$119,155
U.S. government agency bonds	126,098	1	(654)	125,445
	$246,117	$4	$(1,521)	$244,600

	Fair Value Measurements as of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$201,834	$21	$(2,610)	$199,245
U.S. government agency bonds	108,036	—	(1,116)	106,920
	$309,870	$21	$(3,726)	$306,165

The Company holds marketable debt securities with an aggregate fair value of $4.9 million as of June 30, 2023 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	June 30, 2023
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$45,129	$(64)	$68,105	$(803)	$113,234	$(867)
U.S. government agency bonds	100,165	(436)	19,770	(218)	119,935	(654)
	$145,294	$(500)	$87,875	$(1,021)	$233,169	$(1,521)

	December 31, 2022
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$44,213	$(640)	$84,997	$(1,970)	$129,210	$(2,610)
U.S. government agency bonds	68,919	(627)	38,000	(489)	106,919	(1,116)
	$113,132	$(1,267)	$122,997	$(2,459)	$236,129	$(3,726)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at June 30, 2023, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.3 million and $0.5 million in accrued interest as of June 30, 2023 and December 31, 2022, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net as of June 30, 2023 and December 31, 2022 consists of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Laboratory equipment	$8,675	$7,720
Computer equipment	2,312	2,235
Computer software	125	125
Furniture and fixtures	1,737	1,699
Leasehold improvements	2,857	2,778
Construction in progress	20	8
	15,726	14,565
Less: Accumulated depreciation	(4,845)	(3,681)
Property and equipment, net	$10,881	$10,884

Depreciation expense was $1.2 million and $0.6 million for the six months ended June 30, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of June 30, 2023 and December 31, 2022 include the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Payroll and employee-related costs	$4,191	$5,738
Research and development costs	7,442	10,490
Other	1,552	1,267
Total accrued expenses and other current liabilities	$13,185	$17,495

Restricted Cash

As of June 30, 2023 and 2022, the Company maintained a restricted cash balance of $3.4 million and $4.0 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. The cash will remain restricted in accordance with the lease agreements absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	June 30, 2023	June 30, 2022
	(in thousands)
Cash and cash equivalents	$66,052	$104,582
Restricted cash	3,423	3,990
Cash, cash equivalents and restricted cash	$69,475	$108,572

7.
Commitments and Contingencies

Other Funding Commitments

As of June 30, 2023, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2023, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

Other Items

In August 2023, Tango received an inconsequential equity stake in another biotech company, a related party, in exchange for providing lab space and resources for the early phases of company development.

8.
Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of June 30, 2023. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

The 2021 Stock Option and Incentive Plan (the 2021 Plan) became effective upon the closing of the Business Combination and replaced the 2017 Stock Option and Grant Plan. The 2021 Plan allows the Company to issue stock options, stock appreciation awards, restricted stock awards, unrestricted stock awards, restricted stock units (RSUs) and cash-based awards, or any combination of the forgoing to eligible employees, officers, directors, or consultants. As of June 30, 2023, the Company had 6,557,740 shares available for future issuance under the 2021 Plan.

The 2023 Inducement Plan (the Inducement Plan) became effective upon approval of the Company's board of directors in February 2023. The Inducement Plan allows the Company to make equity and equity-based incentive awards to individuals who were not previously employees or directors of the Company. As of June 30, 2023, the Company had 2,256,250 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Research and development	$2,807	$1,656	$4,942	$3,298
General and administrative	2,314	1,769	4,398	3,332
Total	$5,121	$3,425	$9,340	$6,630

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2023:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(in years)
Options outstanding as of December 31, 2022	12,924,086	$6.50	8.13	$24,267,448
Granted	4,700,902	5.16
Exercised	(59,209)	2.00
Cancelled	(577,181)	8.24
Options outstanding as of June 30, 2023	16,988,598	$6.09	8.20	$3,774,470
Options exercisable as of June 30, 2023	6,805,260	$5.48	7.21	$3,399,041

As of June 30, 2023, total unrecognized compensation expense related to stock options was $42.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the six months ended June 30, 2023:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2022	—	$-
Granted	741,513	4.89
Vested	(37,500)	2.67
Forfeited	(9,560)	5.20
Unvested and outstanding as of June 30, 2023	694,453	$5.01

As of June 30, 2023, total unrecognized compensation expense related to RSUs was $3.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination. During the six months ended June 30, 2023, the Company issued 186,761 shares of common stock under the ESPP.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except per share data)		(in thousands, except per share data)
	2023	2022	2023	2022
Numerator:
Net loss	$(20,710)	$(24,858)	$(48,718)	$(50,066)
Denominator:
Weighted-average common stock outstanding – basic and diluted	88,354,590	87,839,804	88,281,368	87,775,440
Net loss per common share – basic and diluted	$(0.23)	$(0.28)	$(0.55)	$(0.57)

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

	June 30,
	2023	2022
Stock options to purchase common stock	16,988,598	12,434,211
Unvested restricted common stock	694,453	—
Total	17,683,051	12,434,211

11.
Income Taxes

The Company’s effective income tax rate was -0.1% and 0.0% for the three months ended June 30, 2023 and 2022, respectively, and -0.1% and 0.0% for the six months ended June 30, 2023 and 2022, respectively. The income tax provision was $64,000 and $3,000 for the three months ended June 30, 2023 and 2022, respectively, and the income tax provision was $64,000 and $3,000 for the six months ended June 30, 2023 and 2022, respectively. Consistent with the prior year, for 2023 the Company assessed the requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which remains effective as of June 30, 2023. The Company is forecasting a taxable loss position in 2023 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and six months ended June 30, 2023 and 2022 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

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

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including NSCLC, mesothelioma, pancreatic cancer, cholangiocarcinoma and GBM. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Patients are actively being enrolled in the Phase 1/2 clinical trial. Initial pharmacodynamic (PD) data from the ongoing TNG908 dose escalation study, released in May 2023, provided proof-of-mechanism of MTA-cooperative PRMT5 inhibition, demonstrated by marked reduction of SDMA staining in MTAP-deleted cancer cells versus normal tissue. Pre-treatment and on-treatment biopsies demonstrated dose-dependent decreases in tumor SDMA staining with minimal or no decrease in normal tissue. The selective inhibition of PRMT5 in MTAP-deleted cancer cells is essential to enable the therapeutic index needed for efficacy. Additional TNG908 clinical data are expected in 2024.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting potential business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP-deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM is excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. The TNG462 IND cleared in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. These preclinical data demonstrate that TNG260 in combination with an anti-PD-1 antibody is active in cancers with STK11 deletion, a setting where an anti-PD-1 antibody alone is inactive. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. The trial is evaluating the safety, pharmacokinetics (PK), PD and efficacy of TNG260 in combination with pembrolizumab, with a one cycle single agent run-in phase to evaluate the safety and PK of TNG260, in patients with locally advanced or metastatic cancer solid tumors with an STK11 loss-of-function mutation. We believe that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

We are developing TNG348, a novel allosteric inhibitor of USP1 for treatment of BRCA1, BRCA2-mutant and other HRD+ cancers. HRD+ cancers, including BRCA 1/2 mutations, represent approximately 50% of ovarian, 25% of breast, 10% of prostate and

5% of pancreatic cancers. In vivo preclinical studies for TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant lines. Clinically, we expect TNG348 to have single agent activity in PARP inhibitor -naïve and PARP inhibitor-resistant BRCA1/2 mutant and other HRD+ cancers. Additionally, we expect TNG348 to synergize with PARP inhibitors in these settings effectively restoring sensitivity to PARPi in the setting of acquired resistance. We expect to file an IND for thois program in mid-2023.

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and simultaneous financing transactions and another $225.1 million through our collaboration with Gilead.

We believe that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2023 of $310.7 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2026. Since inception, we have incurred significant operating losses. For the six months ended June 30, 2023 and 2022, our net losses were $48.7 million and $50.1 million, respectively. We had an accumulated deficit of $318.2 million as of June 30, 2023. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

Collaboration Agreements with Gilead Sciences

In October 2018, we entered into a collaboration agreement with Gilead (2018 Gilead Agreement). Pursuant to the terms of the 2018 Gilead Agreement, we received an initial upfront payment of $50.0 million. The upfront payment was initially recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied. In August 2020, the 2018 Gilead Agreement was expanded into a broader collaboration via an amended and restated research collaboration and license agreement (Gilead Agreement). Pursuant to the terms of the Gilead Agreement, we received an upfront payment of $125.0 million. Consistent with the treatment of the previously received upfront payment, this upfront payment was recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied. In 2020 and 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. In June 2023, Gilead licensed a program for a $5.0 million fee, which was recognized as license revenue in the second quarter of 2023.

As of June 30, 2023, $90.5 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead agreements.

During the three months ended June 30, 2023 and 2022, we recognized $9.6 million and $5.8 million, respectively, and during the six months ended June 30, 2023 and 2022, we recognized $15.4 million and $11.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
TNG908 direct program expenses	$2,524	$2,278	$5,557	$4,807
TNG462 direct program expenses	1,927	2,163	3,805	4,965
TNG260 direct program expenses	2,744	2,127	4,166	5,132
TNG348 direct program expenses	1,382	1,716	3,532	3,899
Discovery direct program expenses	5,929	5,391	12,598	10,068
Unallocated research and development expenses:
Personnel related expenses	9,765	7,142	18,757	13,673
Facilities and other related expenses	4,400	2,924	8,295	5,527
Total research and development expenses	$28,671	$23,741	$56,710	$48,071

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs. General and administrative expense also includes professional services, including legal, accounting and audit services and other consulting fees as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

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

Other Income, Net

Interest Income

Interest income consists of income earned and losses incurred in connection with our investments in money market funds, U.S. Treasury bills and U.S. government agency bonds.

Other Expense, Net

Other expense, net consists of miscellaneous expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three and six months ended June 30, 2023 and 2022.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$9,598	$5,771	$3,827
License revenue	5,000	—	5,000
Total revenue	14,598	5,771	8,827
Operating expenses:
Research and development	28,671	23,741	4,930
General and administrative	9,174	7,232	1,942
Total operating expenses	37,845	30,973	6,872
Loss from operations	(23,247)	(25,202)	1,955
Other income:
Interest income	1,450	297	1,153
Other income, net	1,151	50	1,101
Total other income, net	2,601	347	2,254
Loss before income taxes	(20,646)	(24,855)	4,209
Provision for income taxes	(64)	(3)	(61)
Net loss	$(20,710)	$(24,858)	4,148

Collaboration Revenue

Collaboration revenue of $9.6 million and $5.8 million for the three months ended June 30, 2023 and 2022, respectively, was derived from the Gilead collaboration. The increase of $3.8 million was due to higher research costs incurred under the collaboration during the three months ended June 30, 2023 resulting in higher collaboration revenue recognized.

License Revenue

License revenue of $5.0 million and $0 for the three months ended June 30, 2023 and 2022, respectively, was derived from the Gilead collaboration. The increase of $5.0 million is due to Gilead licensing a program for $5.0 million during the second quarter of 2023 as compared to no programs being licensed during the three months ended June 30, 2022.

Research and Development Expenses

Research and development expense was $28.7 million for the three months ended June 30, 2023 compared to $23.7 million for the three months ended June 30, 2022. The increase of $5.0 million was primarily due to $2.6 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities. Additionally, facilities costs increased by $1.1 million due to expenses incurred related to the new lease at 201 Brookline Avenue in Boston, Massachusetts.

General and Administrative Expenses

General and administrative expense was $9.2 million for the three months ended June 30, 2023 compared to $7.2 million for the three months ended June 30, 2022. The increase of $2.0 million was primarily due to $1.0 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $1.5 million for the three months ended June 30, 2023 compared to $0.3 million for the three months ended June 30, 2022. The increase of $1.2 million was primarily due to an increase in interest rates in 2023 as compared to 2022.

Other Income, Net

Other income, net was $1.2 million for the three months ended June 30, 2023 compared to less than $0.1 million for the three months ended June 30, 2022. The increase was primarily due to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for both the three months ended June 30, 2023 and 2022. The tax provision is insignificant in each of the periods ended June 30, 2023 and 2022.

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$15,364	$11,529	$3,835
License revenue	5,000	—	5,000
Total revenue	20,364	11,529	8,835
Operating expenses:
Research and development	56,710	48,071	8,639
General and administrative	17,188	14,039	3,149
Total operating expenses	73,898	62,110	11,788
Loss from operations	(53,534)	(50,581)	(2,953)
Other income:
Interest income	2,511	515	1,996
Other income, net	2,369	3	2,366
Total other income, net	4,880	518	4,362
Loss before income taxes	(48,654)	(50,063)	1,409
Provision for income taxes	(64)	(3)	(61)
Net loss	$(48,718)	$(50,066)	1,348

Collaboration Revenue

Collaboration revenue of $15.4 million and $11.5 million for the six months ended June 30, 2023 and 2022, respectively, was derived from the Gilead collaboration. The increase of $3.9 million was due to higher research costs incurred under the collaboration during the three months ended June 30, 2023 resulting in higher collaboration revenue recognized.

License Revenue

License revenue of $5.0 million and $0 for the six months ended June 30, 2023 and 2022, respectively, was derived from the Gilead collaboration. The increase of $5.0 million is due to Gilead licensing a program for $5.0 million during the second quarter of 2023 as compared to no programs being licensed during the six months ended June 30, 2022.

Research and Development Expenses

Research and development expense was $56.7 million for the six months ended June 30, 2023 compared to $48.1 million for the six months ended June 30, 2022. The increase of $8.6 million was primarily due to $5.1 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities. Additionally, facilities costs increased by $2.2 million due to expenses incurred related to the new lease at 201 Brookline Avenue in Boston, Massachusetts.

General and Administrative Expenses

General and administrative expense was $17.2 million for the six months ended June 30, 2023 compared to $14.0 million for the six months ended June 30, 2022. The increase of $3.2 million was primarily due to $1.9 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $2.5 million for the six months ended June 30, 2023 compared to $0.5 million for the six months ended June 30, 2022. The increase of $2.0 million was primarily due to an increase in interest rates in 2023 as compared to 2022.

Other Income, Net

Other income, net was $2.4 million for the six months ended June 30, 2023 compared to less than $0.1 million for the six months ended June 30, 2022. The increase was primarily due to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for both the six months ended June 30, 2023 and 2022. The tax provision is insignificant in each of the periods ended June 30, 2023 and 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. Since our inception, we have funded our operations primarily through proceeds from the issuance of equity in the form of stock and from the proceeds received from our collaboration with Gilead. To date, we have raised an aggregate of approximately $166.9 million of gross proceeds from the private placement of preferred shares, $342.1 million of gross proceeds from the Business Combination and PIPE Financing transactions, and $225.1 million through the collaboration with Gilead. As of June 30, 2023, we had cash and cash equivalents and marketable securities of $310.7 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2023 of $310.7 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our cash flows for each of the six month periods presented:

	Six Months Ended June 30,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(59,380)	$(61,203)	$1,823
Net provided by investing activities	64,238	23,776	40,462
Net cash provided by financing activities	659	975	(316)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,517	$(36,452)	$41,969

Operating Activities

Net cash used in operating activities was $59.4 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $61.2 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities for the six months ended June 30, 2023 was primarily due to a decrease of the net loss. The decrease was partially offset by higher non-cash expenses, including stock compensation.

Investing Activities

Net cash provided by investing activities was $64.2 million for the six months ended June 30, 2023 compared to net cash provided by investing activities of $23.8 million for the six months ended June 30, 2022. The increase in net cash provided by investing activities was primarily due to an increase in sales and maturities of marketable securities as compared to the six month period ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $0.7 million for the six months ended June 30, 2023 compared to net cash provided by financing activities of $1.0 million for the six months ended June 30, 2022. The cash provided by financing activities for each of the periods presented above was the result of cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$58,730	$5,558	$11,218	$11,901	$30,053
Total	$58,730	$5,558	$11,218	$11,901	$30,053

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at June 30, 2023. Refer to Note 8 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of June 30, 2023.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of June 30, 2023 and December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 9 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of our license agreement.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $310.7 million and $366.1 million as of June 30, 2023 and December 31, 2022, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three months ended June 30, 2023. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Tango Therapeutics, Inc.

Dated: August 7, 2023	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)