Form 10-K
period 2023-12-31
Tango Therapeutics, Inc.
filed 2024-03-18
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2023, was approximately $177.4 million.

As of March 12, 2024, the registrant had 106,718,315 shares of common stock, $0.001 par value per share, outstanding.

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision with respect to our securities. These risks are described more fully in Part I, Item 1A of this Annual Report on Form 10-K entitled “Risk Factors.” These risks include, among others, the following (which is not an exhaustive list of all such risks):

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

•

Initial, interim and top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

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

•

Public health crises may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates and the initiation and completion of clinical trials.

•

We currently rely and expect to continue to rely on third parties to conduct our clinical trials, as well as investigator-sponsored clinical trials of our product candidates (if any). If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

•

We rely on a very limited number of third parties for the supply of the active pharmaceutical ingredients and drug product to be used in our product candidates (for the active pharmaceutical ingredient, we have a sole source of supply), and the loss of any of these suppliers could significantly harm our business.

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

•	Development of combination therapies may present more or different challenges than development of single agent therapies.

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment in clinical trials, dosing in clinical trials, and initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the clinical trials (including preliminary, initial and final trial results) will become available (such as clinical data from the ongoing TNG908 trial expected in 2024);

•

our ability to discover and develop product candidates efficiently (including the advancement of development candidates on the timelines identified and the ability to identify and contract with clinical trial sites and investigators to use our product candidates in trials);

•

our ability and potential (or those of third parties) to manufacture our drug product, drug substance and product candidates successfully for preclinical use, for clinical trials and on a larger scale for commercial use, if approved;

•	the ability and willingness of our third-party strategic collaborators to license and to continue research and development activities relating to our development candidates and product candidates;

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into late 2026);

•	our ability to obtain and, if approved, maintain regulatory approval of our product candidates;

•	our ability to commercialize our products, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business and product candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates (and our ability to enforce our intellectual property rights);

•	estimates of our future expenses, capital requirements, and our need for additional financing;

•

the potential benefits of strategic collaboration agreements, our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•	future agreements with third parties in connection with the commercialization of product candidates (if approved) and any other approved products;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance, including the expectation that we will continue to incur operating losses and negative cash flow;

•	the rate and degree of market acceptance of our product candidates, if approved;

•	regulatory developments in the United States and foreign countries, including product approval requirements and pricing regulations by U.S. (such as CMS) and foreign regulatory authorities;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability (or the ability of third parties with whom we contract) to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

•

our ability to deliver the deep, sustained target inhibition necessary to optimize tumor response and clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells, as well as the success of competing therapies that are or may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of laws and regulations;

•	developments relating to our competitors and industry;

•	the effect of public health crises on our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials;

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including expectation that TNG348 has both single agent activity and combination activity with a PARP inhibitor and TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection; and

•	other risks and uncertainties, including those listed in Part I, Item 1A of this Annual Report on Form 10-K under the section titled “Risk Factors.”

The forward-looking statements contained in Part I, Item 1A of this Annual Report on Form 10-K are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts.

USE OF DEFINED TERMS IN THIS ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2023 we use the following defined terms:

i.
"2023 Annual Report" means this Annual Report on Form 10-K for the year ended December 31, 2023;
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
iv.
“CoREST” means Co-repressor of Repressor Element-1 Silencing Transcription;
v.
"CSF” means cerebrospinal fluid;
vi.
"FDA" means U.S. Food and Drug Administration
vii.
“Gilead” means Gilead Sciences, Inc.;
viii.
“GBM” means glioblastoma;
ix.
“HRD+” means homologous recombination deficient;
x.
"IND" means Investigational New Drug application
xi.
“MPNST” means malignant peripheral nerve sheath tumors;
xii.
“MTA” means methylthioadenosine;
xiii.
“MTAP” means methylthioadenosine phosphorylase;
xiv.
“NSCLC” means non-small cell lung cancer;
xv.
“PDX” means patient-derived xenograft;
xvi.
“PRMT5” means protein arginine methyltransferase 5;
xvii.
“SAM” means S-adenosyl-L-methionine;
xviii.
“SDMA” means symmetric di-methylation of specific arginine;
xix.
“STK11” means serine-threonine kinase 11; and
xx.
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

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including GBM, NSCLC and pancreatic cancer. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Initial pharmacodynamic (PD) data from the ongoing TNG908 Phase 1/2 study, released in May 2023, provided proof-of-mechanism of MTA-cooperative PRMT5 inhibition, demonstrated by marked reduction of SDMA staining in MTAP-deleted cancer cells versus normal tissue. Pre-treatment and on-treatment biopsies demonstrated dose-dependent decreases in tumor SDMA staining with minimal or no decrease in normal tissue. The selective inhibition of PRMT5 in MTAP-deleted cancer cells is essential to enable the therapeutic index needed for efficacy. Patients are actively being enrolled in the dose escalation portion of the Phase 1/2 clinical trial, including those with GBM, and to date, the safety, tolerability and pharmacokinetics (PK) profiles of TNG908 are favorable. Clinical data from the ongoing trial are expected in 2024.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting potential business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM is excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. The TNG462 IND was cleared by the FDA in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles of TNG462 are favorable.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. These preclinical data demonstrate that TNG260 in combination with an anti-PD-1 antibody is active in cancers with STK11 mutation, a setting where an anti-PD-1 antibody alone is inactive. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles of TNG260 are favorable. The trial is evaluating the safety, pharmacokinetics, PD and efficacy of TNG260 in combination with pembrolizumab, with a one cycle single agent run-in phase to evaluate the safety and PK of TNG260, in patients with locally advanced or metastatic solid tumors with an STK11 loss-of-function mutation. We believe that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

We are developing TNG348, a novel allosteric inhibitor of USP1 for treatment of BRCA1, BRCA2-mutant and other HRD+ cancers. HRD+ cancers, including BRCA 1/2 mutations, represent approximately 50% of ovarian, 25% of breast, 10% of prostate and 5% of pancreatic cancers. In vivo preclinical studies for TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant lines. Clinically, we expect TNG348 to have single agent activity in PARP inhibitor-naïve and PARP inhibitor-resistant BRCA1/2 mutant and other HRD+ cancers. Additionally, we expect TNG348 to synergize with PARP inhibitors in these acquired resistance settings, effectively restoring sensitivity to PARPi. The FDA cleared the TNG348 IND in the third quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in January 2024. Patients are actively being enrolled in the dose escalation portion of the trial.

In October 2018, we entered into a collaboration agreement with Gilead (Gilead Agreement), which was expanded in August 2020. Our immune evasion platform is the foundation for this collaboration. Under the Gilead Agreement, we work together to identify and develop novel immune evasion targets by leveraging our proprietary functional genomics-based discovery platform. To date, Gilead has licensed three programs and has extended their option on two other programs. Our collaboration with Gilead excludes PRMT5, CoREST and USP1 programs as well as a growing pipeline of novel targets identified in our non-immune based target discovery screens. We retain the right to identify and validate targets outside the scope of our collaboration with Gilead, which includes all cell autonomous targets except those discovered in immune evasion contexts, and to develop and commercialize products directed to such targets on our own or in collaboration with third parties. See “— Collaboration and License Agreements — Collaboration and License Agreement with Gilead Sciences” for additional information.

Our Pipeline

We are leveraging the power and productivity of our discovery engine to discover and validate multiple novel targets each year. Our growing pipeline consists of discovery programs for multiple cancer types with limited treatment options as summarized in Figure 1.

Figure 1. Tango Therapeutics' product pipeline

Our Strategy

We are pioneering novel approaches to the discovery and development of innovative precision oncology therapies. We leverage the following core strategic components, enabling the pursuit of transformative therapies for patients with cancer:

•
Advance the clinical development of TNG908, a MTA-cooperative, brain penetrant PRMT5 inhibitor that is synthetic lethal with MTAP deletion, with a focus on GBM

•
Advance the clinical development of TNG462, a next-generation PRMT5 inhibitor, that has improved potency and selectivity compared to TNG908 in preclinical models
•
Advance the clinical development of TNG260, a CoREST inhibitor, one of the first immunotherapy programs targeting genetically-defined patients with STK11-mutant cancers
•
Advance the clinical development of TNG348, a USP1 inhibitor in BRCA1/2-mutant and other HRD+ cancers
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

Our immune evasion platform

Our synthetic lethal target discovery approach can be adapted to identify druggable targets that do not kill cancer cells directly, but rather attract immune cells to destroy them. Our immune evasion target discovery platform was designed to leverage immuno-oncology therapies with genetically-defined patient populations to maximize clinical benefit. We are addressing the unmet medical need of this large group of patients by identifying novel immune evasion genes that (i) are activated by tumor suppressor gene loss and (ii) the effects of which can be reversed through inhibition with a small molecule. In the first step, we perform an in vivo CRISPR-based screen using immune cell-mediated cell killing as the readout. This first step allows us to identify tumor suppressor genes linked to immune evasion. For the second step, we repeat the in vivo CRISPR screen in animals with an intact immune system looking for potential drug targets that reverse the immune evasion effects of the tumor suppressor gene deletion.

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

We are developing TNG908 for the treatment of patients with solid tumors with homozygous MTAP deletion (10- 15% of all human tumors) including GBM, NSCLC and pancreatic cancer. In preclinical studies, TNG908 has 15-fold greater selectivity for MTAP-null cancer cells over MTAP WT cells, strong anti-tumor effects in vivo, and PK that support its potential to be a leading PRMT5 inhibitor if approved. TNG908 is brain penetrant and therefore a potential treatment option for patients with MTAP-deleted tumors of the central nervous system (CNS), including GBM and CNS metastases of MTAP-deleted solid tumors such as lung cancer. The FDA granted TNG908 Fast Track designation and additionally granted Orphan Drug Designations to TNG908 for the treatment of MPNST and malignant glioma, including GBM. Patients are actively being enrolled in the dose escalation portion of the Phase 1/2 clinical trial, including those with GBM, and to date, the safety, tolerability and pharmacokinetics profiles of TNG908 are favorable. Clinical data from the ongoing trial are expected in 2024.

We also are developing TNG462, a more potent and selective PRMT5 inhibitor with improved PK properties as compared to TNG908. We believe additional potency may allow stronger target inhibition and thus clinical efficacy, and additional selectivity for MTAP-deleted cells may provide a wider therapeutic index. The FDA has granted Orphan Drug Designation for the treatment of soft tissue sarcomas and Fast Track Designation for TNG462. The TNG462 IND cleared in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. The trial, which will require all patients to have a homozygous MTAP deletion, will evaluate cancers including NSCLC and pancreatic cancer. Unlike TNG908, GBM will be excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. Patients are actively being enrolled in the dose escalation portion of the Phase 1/2 clinical trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles of TNG462 are favorable.

By advancing both TNG908 and TNG462 into the clinic, we not only maximize the opportunity to help patients with MTAP-deleted cancers but also increase our strategic optionality to develop and potentially commercialize one or both PRMT5 inhibitors. While the IND for TNG462 was filed one year after the TNG908 IND, the timing for completion of the dose escalation portion of the two trials clinical trials are converging. This, we believe, is due to the accelerated timeline for TNG462 dose escalation, resulting from 1) a starting dose close to the predicted efficacious range due to higher selectivity for MTAP-deleted cells than TNG908, 2) dose doubling in escalation versus 50% increases with TNG908, and 3) rapid patient enrollment due to investigator familiarity with MTAP deletion screening. Emerging data from these trials will enable optimization of our clinical development plans.

MTAP-deletion frequency in multiple solid tumor types

A partial deletion of chromosome 9p21, driven by loss of the tumor suppressor gene CDKN2A, is the most common homozygous deletion in human cancer. MTAP is adjacent to CDKN2A and is lost along with it in 80-90% of CDKN2A-deleted tumors, thus MTAP is one of the most commonly deleted genes across all cancer types. Based on The Cancer Genome Atlas (TCGA) data and data from a 2014 publication by Lee et al, there are at least 15 cancer types where MTAP loss occurs in more than 10% of patients, including approximately 10% of non-squamous NSCLC, 20% of squamous NSCLC, 25% of bladder cancers, 10% of soft tissue sarcoma and 40% of GBM. Given that we believe this is a large and important opportunity for patients with cancer, we are developing both TNG908 and TNG462.

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

Figure 6. TNG462 and TNG908 demonstrate strong MTAP selectivity in 180 cancer cell lines as compared to GSK3326595

PRMT5 catalyzes SDMA residues of substrate proteins, a modification that can be detected and quantified by SDMA-specific antibodies as a direct measurement of PRMT5 activity. Therefore, SDMA quantification can be used as a PD biomarker for PRMT5 inhibitors. TNG908 and TNG462 both inhibit PRMT5 90-100% in the MTAP-null HAP1 cell line with marked selectivity over the MTAP WT cell line (Figure 7). Consistent with cancer cell line data, TNG908 pharmacodynamic and anti-tumor activity are selective for MTAP-deleted cancer cells in isogenic xenograft models that differ only by presence or absence of the MTAP gene (Figure 8). In assays developed to monitor the pharmacodynamic activity of TNG908 and TNG462, deep suppression of the SDMA signal is necessary but not sufficient to drive tumor regressions, presumably due to inability of the assay to detect cellular SDMA levels when >90% PRMT5 inhibition is achieved. Notably, the anti-tumor activity of MTA-cooperative PRMT5 inhibitors is not predominantly driven by the selectivity for MTAP-deleted cells, but likely by a balance of potency, selectivity, and pharmacokinetic properties leading to enhanced target coverage (Figure 9).

Figure 7. PRMT5 inhibition by TNG908 and TNG462 is dose-dependent and MTAP-selective.

In vitro in-cell western data demonstrating dose-dependent reduction of SDMA levels after 24 hours of TNG908 or TNG462 treatment in HAP1 MTAP-isogenic cancer cell lines

HAP1 MTAP-isogenic cell lines

TNG908
TNG462
MTAP WT
MTAP-null
Normalized SDMA levels
125
100
75
50
25
0
IC90
0
8
40
200
1000
nM
0
1.4
8
40
200
nM

Figure 8. Maximal TNG908 pharmacodynamic and anti-tumor activity in HCT116 MTAP-isogenic xenograft models occurs at doses above those which result in full SDMA signal ablation

Figure 9. Selectivity for MTAP-del cells is not the primary driver of anti-tumor activity in LU99 xenografts

PRMT5 preclinical data overview

TNG908 and TNG462 are both highly selective for PRMT5 against a panel of 38 methyltransferases at 10 µM, showing they do not inhibit any other methyltransferases at exposures well above the predicted clinical efficacious exposure range. We believe that both TNG908 and TNG462 have favorable drug-like properties and both are formulated for oral administration. Dose-dependent PRMT5 inhibition and anti-tumor efficacy have been shown in MTAP-null xenograft models, which demonstrate that both molecules suppress tumor growth in an on-target manner.

TNG908 and TNG462 drive dose-dependent, on-target, anti-tumor activity including deep and durable regressions in MTAP-null xenograft models regardless of histology. TNG462 has demonstrated increased potency and MTAP deletion selectivity as compared to TNG908. Additionally, due to improved PK properties, TNG462 is dosed once daily in the Phase 1/2 clinical trial.

TNG908 preclinical data summary

In our preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Consistent with these findings, TNG908 demonstrated significant and dose-dependent anti-tumor activity in over 50 xenograft models representing multiple tumor lineages (sample data shown in Figure 10) that did not have a bias to specific histologies. These histology-agnostic responses included strong and durable regressions in a number of models including PDX models of cholangiocarcinoma, NSCLC, bladder cancer and GBM. Notably, in both the NSCLC (squamous) and GBM PDX models shown in Figure 10, complete responses were observed in mice treated with TNG908 and maintained when therapy was discontinued in all mice (NSCLC-squamous PDX) and in 4/5 mice (GBM PDX).

Figure 10. TNG908 demonstrates strong anti-tumor activity with regressions in MTAP-deleted xenograft models

In preclinical non-human primate studies, TNG908 has exposure in CSF that is equivalent to plasma when corrected for protein-binding. In addition to the strong anti-tumor activity demonstrated in subcutaneous MTAP-null GBM xenograft models, we also have shown strong efficacy and prolonged survival in a GBM xenograft model that was inoculated in the brain. We believe these data position TNG908 as a potential treatment option for patients with MTAP-deleted tumors of the CNS, including GBM and CNS metastases of MTAP-deleted solid tumors.

TNG462 preclinical data summary

TNG462 has the same mechanism of action as TNG908, with improved potency and selectivity in MTAP-deleted cancer cell lines. In preclinical studies, TNG462 is 45 times more selective for MTAP-deleted cells (3-fold greater than TNG908) and 28 times more potent than TNG908, which may translate to a wider therapeutic index and stronger target inhibition than TNG908. TNG462 has improved PK properties relative to TNG908 that support once daily dosing in the clinic. Similar to TNG908, TNG462 drives strong anti-tumor activity without bias towards any specific histology. Deep and durable regressions were demonstrated in PDX models derived from cholangiocarcinoma, mesothelioma, lung, bladder and pancreatic cancer (sample data shown in Figure 11). In the preclinical models, TNG462 treatment also suppresses tumor growth even after removal of therapy in a NSCLC (squamous) PDX model.

Figure 11. TNG462 demonstrates strong anti-tumor activity with regressions in MTAP-deleted xenograft models

Preclinical combination data

While we expect TNG908 and TNG462 both will show strong single-agent efficacy, we plan to evaluate these molecules clinically in combination with other agents in the future. Based on strong preclinical data showing significant in vivo combination benefit, combinations of potential interest include CDK4/6, KRAS, EGFR and MAT2A inhibitors and potentially other oncogene-targeted therapies.

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
•
20%-50% of MTAP-deleted lung adenocarcinomas are also EGFR-mutant, therefore, combining TNG908 or TNG462 with an EGFR inhibitor in these patients may have a clinical benefit. Preclinical studies in EGFR-mutant lung models further support testing these combinations in clinical trials.
•
MAT2A inhibitors reduce intracellular levels of the activating PRMT5 co-factor, SAM, and increase the ratio of MTA to SAM in MTAP-deleted cells. Strong synergy has been demonstrated preclinically with sub-therapeutic doses of both TNG908 and TNG462 and a MAT2A inhibitor, suggesting that this could be a beneficial clinical combination in MTAP-deleted tumors. However, single agent TNG462 with optimized dosing is as efficacious as the combination with a MAT2A in the same xenograft model.

Clinical trials

TNG908 Phase 1/2

The Phase 1/2 first-in-human trial is evaluating the oral administration of TNG908 monotherapy in patients with MTAP-deleted tumors (See Figure 12 below). As TNG908 is designed to selectively inhibit PRMT5 in cancers with MTAP deletion, we are limiting enrollment to patients with MTAP-deleted cancers.

We are actively enrolling patients in the dose escalation phase and evaluating safety, PK and PD and efficacy in patients with locally advanced or metastatic solid tumors of any histology with an MTAP deletion. Following determination of the optimal efficacious dose, we will evaluate the efficacy of TNG908 in multiple histology-specific expansion arms including GBM, NSCLC, pancreatic cancer, sarcoma and mesothelioma. In parallel, we will enroll a histology-agnostic cohort to provide optionality for a registration strategy in all tumors regardless of histology if broad activity is observed. Given that MTAP deletion is common in multiple indications, we may expand into additional histology-specific cohorts based on activity observed in the Phase 1/2 trial.

In dose expansion, the indication specific cohorts were selected based on the unmet medical need for new therapies in prevalent histologies, including NSCLC as well as indications where there are limited treatment options such as GBM and pancreatic cancer.

In the first quarter of 2022, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG908. Initial PD data from the ongoing TNG908 dose escalation study in cohorts 1 and 2, released in May 2023, provided proof-of-mechanism of MTA-cooperative PRMT5 inhibition, demonstrated by marked reduction of SDMA staining in MTAP-deleted cancer cells versus normal tissue. Pre-treatment and on-treatment biopsies demonstrated dose-dependent decreases in tumor SDMA staining with minimal or no decrease in normal tissue (See Figure 13 below). The selective inhibition of PRMT5 in MTAP-deleted cancer cells is essential to enable the therapeutic index needed for efficacy. We are actively enrolling patients in the dose escalation portion of the trial and to date, the safety, tolerability and pharmacokinetics profiles are favorable. Clinical data from the ongoing trial are expected in 2024.

Figure 12. TNG908 First-in-human trial schema.

DOSE ESCALATION

- Solid tumors with MTAP deletion

DOSE EXPANSION

- Glioblastoma
- Non-small cell lung
- Pancreatic
- Sarcoma
- Mesothelioma
- Histology-agnostic cohort

Figure 13. TNG908 proof-of-mechanism for MTA-cooperative PRMT5 inhibition.

SDMA IHC
Cohort 1
N
T
300
200
100
0
Pre-Tx
C2D1
Pre-Tx
C2D1
Pre-Tx
Tumor
Cycle 2
day 1
NSCLC
Cohort 2
N
T
SDMA H-Score
300
200
100
0
Normal
Tumor
Anticipated tox
Pre-Tx
C2D1
Pre-Tx
C2D1
Pre-Tx
Tumor
Cycle 2
day 1
Ovarian

TNG462 Phase 1/2

In the first quarter of 2023, the FDA cleared the IND for the Phase 1/2 trial and granted Fast Track designation to TNG462. The trial design closely resembles that of TNG908. The dose expansion portion of the clinical trial includes NSCLC, pancreatic cancer, sarcoma, mesothelioma and a histology-agnostic cohort for all other MTAP-deleted tumor types. Unlike TNG908, GBM patients will be excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier.

In July 2023, we announced the first patient in the Phase 1/2 clinical trial was dosed. We are actively enrolling patients in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles are favorable.

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

TNG260 is a novel small molecule inhibitor of the CoREST deacetylase complex that reverses checkpoint inhibitor resistance in STK11 mutant preclinical models. TNG260 is being developed in combination with an anti-PD-1 antibody and is designed to reverse immune evasion in STK11-mutant cancers, with the aim of restoring sensitivity to immune checkpoint inhibition (Figure 14). In preclinical studies, selective CoREST inhibition by TNG260 in combination with an anti-PD-1 antibody resulted in complete regressions in ~60% of mice as a result of the transcriptional reprogramming of STK11-mutant tumor cells. In STK11-mutant cancers, TNG260 directly alters tumor cell cytokine secretion, markedly reduces recruitment of immune suppressive T regulatory cells, and upregulates components of the antigen presentation machinery as well as PD-L1, which together lead to a more immunogenic tumor microenvironment. Preclinically, TNG260 in combination with an anti-PD-1 antibody resulted in complete tumor regressions and induced immune memory, preventing regrowth of STK11-mutant tumors. STK11 loss-of-function mutations occur in approximately 15% of NSCLC, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles of TNG260 are favorable.

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

Figure 14. TNG260 mechanism of action

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

Preclinical data summary

In preclinical models, TNG260 demonstrated strong genetic and pharmacologic validation showing reprogramming of the tumor microenvironment and strong sensitization to anti-PD-1 therapy in STK11-deficient tumor models. In a syngeneic mouse tumor model where STK11 mutations drive resistance to immune checkpoint blockade, CoREST inhibition by TNG260 in combination with an anti-PD-1 antibody resulted in complete tumor regressions in five out of eight treated mice. Treatment was stopped on Day 48 and the five of eight mice that were completely tumor-free at that time remained tumor-free for 21 days with no further treatment. Furthermore, when tumor cells were re-implanted in these mice on day 69, they were rejected, compared to a treatment-naïve group of animals where tumors grew as expected. This demonstrated the induction of immune memory in the animals with complete responses to TNG260 with anti-PD-1 antibody (Figure 15).

Figure 15: Pharmacologic proof-of-concept for CoREST inhibition in STK11 mutant MC38 mouse tumors with TNG260 in combination with an anti-PD-1 antibody

Clinical trials

Our Phase 1/2 first-in-human trial of TNG260 evaluates the oral administration of TNG260 in combination with pembrolizumab (anti-PD-1 antibody) in patients with STK11-mutant solid tumors (Figure 16). As TNG260 is designed to work in combination with anti-PD-1 antibodies in tumors with STK11 loss, enrollment is limited to patients with STK11 mutated tumors.

We are actively enrolling patients in the dose escalation phase and evaluating safety, PK, PD, and efficacy of TNG260 in combination with pembrolizumab in patients with locally advanced or metastatic cancer of any solid tumor histology with an STK11 mutation. Since efficacy with TNG260 requires combination with an anti-PD-1 antibody, TNG260 is being evaluated in combination with pembrolizumab. In the dose escalation phase, patients receive TNG260 as single agent for the first 21 days of therapy, at which time pembrolizumab is added to TNG260. Following determination of the optimal efficacious dose, we will evaluate the efficacy of TNG260 plus pembrolizumab in indication-specific expansion arm for STK11 mutated NSCLC. In parallel, we will enroll a solid tumor, histology-agnostic cohort including cervical, pancreatic and breast cancer as well as carcinoma of unknown primary.

In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. The FDA also granted Fast Track designation to TNG260. We are actively enrolling patients in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles are favorable.

Figure 16. TNG260 in combination with pembrolizumab first-in-human trial schema

TNG348, USP1 Inhibitor

Overview

TNG348 is a novel allosteric inhibitor of USP1 for treatment of BRCA-mutant and other HRD+ cancers. USP1 was initially identified as a strong synthetic lethal target for BRCA1 loss-of-function using CRISPR-based screens in a panel of BRCA1-mutant versus wild-type cancer cell lines. In vivo preclinical studies of TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibitors. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant models. Clinically, we expect TNG348 to have both single agent activity and combination benefit with PARP inhibitors in PARP inhibitor-naïve and PARP inhibitor-resistant BRCA1/2 mutant cancers and other HRD+ cancers. As such, USP1 has the potential to treat a patient population that is at least comparable in size to the PARP inhibitor market. HRD+ cancers, including BRCA1/2 mutations, represent up to 50% of ovarian cancers, 25% of breast cancers, 10% of prostate cancers and 5% of pancreatic cancers. The FDA cleared the TNG348 IND in the third quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in January 2024.

Mechanism of action

While normal cells have multiple mechanisms to repair damaged DNA and prevent the associated cell death, tumors with BRCA1/2 mutations lack one of those mechanisms, the ability to repair double strand breaks. BRCA1/2 mutant and other HRD+ cancers rely in part on translesion synthesis (TLS) and base excision repair (BER) for DNA damage repair and cell survival. USP1 and PARP inhibitors exploit these dependencies by preventing efficient translesion synthesis and base excision repair respectively (See Figure 17). Clinically, blocking DNA damage repair to induce cancer cell death is a validated therapeutic strategy in oncology as exemplified by PARP inhibitors for the treatment of BRCA1/2 mutant cancers.

Figure 17. Overview of DNA damage repair mechanism and how genetic alterations causing homologous recombination deficiency, such as BRCA1/2 loss, leads to a dependency on translesion synthesis (USP1) and base excision repair (PARP) pathways

Multiple mechanisms exist to repair damaged DNA

BRCA1/2 mutations (HRD+)

Prevent repair of double strand breaks (homologous recombination)

USP1 inhibitors

Prevent efficient repair of single strand breaks (translesion synthesis)

PARP inhibitors

Prevent efficient repair of single strand breaks (base excision repair)

USP1 is a deubiquitinating enzyme (DUB) that co-localizes with PCNA to DNA replication forks to ensure high-fidelity DNA replication. A major role of USP1 is to remove ubiquitin from mono-ubiquitinated PCNA (ub-PCNA) at sites of DNA damage to complete repair by translesion synthesis (Figure 18). TNG348 inhibits USP1, blocking ubiquitin removal from PCNA, driving PCNA poly-ubiquitination and stalling DNA damage repair. Ultimately, the replication stress induced by PCNA accumulation at sites of DNA damage leads to decreased DNA synthesis, cell cycle arrest, and cell death (Simoneau A et al. Molecular Cancer Therapeutics, 2023).

Figure 18. TNG348 inhibits USP1, blocking translesion synthesis, an important DNA damage repair pathway.

Preclinical data summary

The DNA damage repair pathways regulated by USP1 are not currently targeted by any marketed drug. Based on genome-wide CRISPR-Cas9 screens in the presence of our USP1 inhibitors, we validated that the activity of TNG348 converges on ubiquitination of PCNA, which represent a highly differentiated mechanism relative to other DNA damage repair enzyme inhibitors, including PARP inhibitors (Figures 17 and 18). Based on in vitro cell line profiling and in vivo studies in patient-derived xenograft models, we expect TNG348 to have both single agent activity and combination benefit with PARP inhibitors in PARP inhibitor-naïve and PARP inhibitor-resistant cancers. (See Figure 19 and Figure 20). Because USP1 inhibition blocks TLS and PARP inhibition blocks BER, the drug combination is highly synergistic resulting in tumor regression in multiple patient-derived xenograft models that are not sensitive to either single agent alone (Figure 21).

Figure 19. TNG348 profiling using 7-14 day clonogenic assays across a panel of sixty-one breast and ovarian cancer cell lines, including BRCA1/2 mutant and HRD+ models, show single agent activity and strong combination synergy with PARP inhibitors.

Figure 20. TNG348 in combination with olaparib overcomes PARPi resistance in a BRCA1mut patient-derived xenograft breast cancer model of acquired PARPi-resistance.

Figure 21. TNG348 has significant combination benefit with a PARP inhibitor in patient derived xenograft models harboring BRCA1 mutations and/or homologous recombination repair defects.

Clinical trials

Our Phase 1/2 first-in-human trial of TNG348 is evaluating the safety, PK and PD and efficacy in patients with HRD+ advanced or metastatic solid tumors as a single agent and in combination with olaparib, a PARP inhibitor (Figure 22). Enrollment is limited to patients with HRD+ solid tumors, including BRCA1/2 mutations.

The combination of TNG348 with olaparib will be initiated when a safe and pharmacologically active dose of TNG348 is determined. Following determination of the optimal efficacious dose of TNG348 alone and in combination with olaparib, we will evaluate the efficacy of TNG348 in two expansion arms including BRCA1/2-mutant ovarian and breast cancer. The efficacy of TNG348 in combination with olaparib will be evaluated in multiple expansion arms, including BRCA1/2-mutant ovarian, breast, pancreatic, prostate, and other histology agnostic HRD+ solid tumors.

The FDA cleared the TNG348 IND in the third quarter of 2023 and we announced the first patient was dosed in January 2024. The FDA also granted Fast Track designation to TNG348. We are actively enrolling patients in the dose escalation portion of the trial.

Figure 22. TNG348 in combination with olaparib, first-in-human trial schema

DOSE ESCALATION
DOSE EXPANSION
TNG348
BRCA mut breast
BRCA mut ovarian
TNG348 + olaparib
BRCA mut breast
BRCA mut ovarian
BRCA mut pancreas and prostate
Histology agnostic HRD+ solid tumors
BRCA-mut or HRD+
PARPi resistant, intolerant or refused

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

Under the terms of the Gilead Agreement, we received an upfront payment of $125.0 million in addition to an upfront payment of $50.0 million received under the 2018 Gilead Agreement. We also received a $20.0 million equity investment in connection with the Gilead Agreement, and as of December 31, 2023, we received $26.1 million in license fees and $24.0 million in research extension fees. We are eligible to receive up to an additional $410.0 million per program in license, research extension, and clinical, regulatory and commercial milestone payments. We are also eligible to receive tiered royalties in the first decile on net sales by Gilead on a country-by-country and product-by-product basis until the later of (i) the expiration of the last valid claim of our patents or, in some instances, certain of Gilead’s patents, in each case covering such product in such country or (ii) ten years after the first commercial sale of such product in such country. For those products that we opt to co-develop and co-promote in the United States, we and Gilead will equally split profits and losses from the sales of such products in the United States, as well as development costs for such products attributable to the United States.

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

To date, Gilead has licensed three of our programs and has research option-extended two programs under the Gilead agreements.

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

Manufacturing

Our lead investigational products are small molecule inhibitors that can be readily manufactured without requiring any specialized equipment or processes. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third-party Contract Development and Manufacturing Organizations, or CDMOs for the manufacturing, packaging, labeling and distribution of our investigational products for preclinical and clinical testing, as well as for commercial manufacturing if any of our investigational products obtain marketing approval. A team of internal experts oversee activities at our contracted CDMOs with the goal of ensuring our investigational products are being manufactured under current good manufacturing practices, or cGMP. Currently, all manufacturing of the drug substance for our product candidates to be used in our clinical trials is conducted by one manufacturer and manufacturing of the drug product to be used in our clinical trials is conducted by two manufacturers. We believe that the contracted CDMOs have the capacity to support our potential registrational clinical studies, in addition to the first-in-human studies of our product candidates. The operations of one of these CDMOs are located outside the U.S. and the other CDMO conducts its operations for us in a single location in the United States. In addition to the risks related to having only two CDMOs (and only one manufacturer of drug substance), we may also encounter challenges related to supply chain, climate issues, pandemic and geopolitical risks. We plan to further expand and diversify our supply chain by identifying and contracting other CDMOs (beyond the two CDMOs that are currently conducting operations for the Company) with the capacity and expertise to support the drug substance and drug product for our product candidates and other investigational products in our pipeline and to manufacture commercial supply of our drugs (if those therapies obtain regulatory approval). For additional information and details on the risk related to manufacturing, see “Item 1A. Risk Factors —The third parties upon whom we rely for the supply of the active pharmaceutical ingredients and drug product to be used in our product candidates are our sole sources of supply, and the loss of any of these suppliers could significantly harm our business. ”

Intellectual Property

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

PRMT5 inhibitors

We exclusively own five patent families covering the composition of matter, form and methods of use for our product candidates TNG908, TNG462 and other structurally related PRMT5 inhibitors. For the first family, a US patent has been granted, and patent applications are pending in the United States, Argentina, Pakistan, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2041. A Patent Cooperation Treaty and a United States application are pending in the second family, and any patents granted in this family would be expected to expire no earlier than 2042. A Patent Cooperation Treaty and United States patent application are pending in the third family, and any patents granted in this family would be expected to expire no earlier than 2043. A provisional United States application is pending in each of the fourth and fifth patent families. Any patents granted in either of these families would be expected to expire no earlier than 2045.

Additionally, we exclusively own six patent families covering other PRMT5 inhibitors and their methods of use with expiration dates ranging from 2039 to 2043. A US patent has been granted and a US patent application is pending in the first family. A US patent application is pending in the second family. Patent Cooperation Treaty applications are pending in the remaining four families.

USP1 inhibitors

We own two patent families covering the composition of matter, form and methods of use for our product candidate TNG348 and other structurally related USP1 inhibitors. The first family is jointly owned by us and Medivir AB and exclusively licensed to us under the Medivir Agreement. Patent applications are pending in the United States, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2043. The second family is exclusively owned by us. Two provisional United States applications are pending in this family. Any patents granted in this family would be expected to expire no earlier than 2044.

Additionally, we own three patent families covering other USP1 inhibitors and their methods of use with expiration dates ranging from 2042 to 2043. A United States patent application and a European patent application are pending in the first family, which is exclusively owned by us. Provisional US patent applications are pending in the other two families, one of which is exclusively owned by us and one which is jointly owned by us and Medivir AB and exclusively licensed to us under the Medivir Agreement.

CoREST inhibitors

We exclusively own two patent families covering the composition of matter and methods of use for our product candidate TNG260 and other structurally related CoREST inhibitors. A Patent Cooperation Treaty application is pending in each of the families. Any issued patents, if granted, are expected to expire no earlier than 2042 (first family) and 2043 (second family).

Government Regulation

The FDA and other regulatory authorities at federal, state and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, clinical trials, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, recordkeeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of drugs. We, along with our vendors, contract research organizations, or CROs, clinical investigators and contract development and manufacturing organizations, or CDMOs, will be required to navigate the various preclinical, clinical, manufacturing and approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals for drugs and ensuring subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources.

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, its implementing regulations, and other federal statutes and regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other regulatory requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, pharmacovigilance, marketing, advertising, promotion, packaging, labeling, export, import, distribution or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending applications, issuance of clinical holds for ongoing studies, suspension or revocation of approved applications, warning or untitled letters, product withdrawals or recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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
•
manufacturing in compliance with current Good Manufacturing Practices, or cGMP, of the drug substance and drug product to be used in human clinical trials along with required analytical and stability testing;
•
submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated when certain changes are made;

•
approval by an institutional review board, or IRB, or independent ethics committee at each clinical trial site before a clinical trial may be initiated at that site;
•
performance of adequate and well-controlled clinical trials in accordance with applicable IND regulations, Good Clinical Practice, or GCP, requirements and other clinical trial-related regulations to establish the safety and efficacy of the investigational product for each proposed indication;
•
preparation and submission of an NDA to the FDA;
•
a determination by the FDA within 60 days of its receipt of an NDA to file the application for review;
•
satisfactory completion of one or more FDA pre-approval inspections of the manufacturing facility or facilities where the drug will be produced to assess compliance with cGMP requirements to confirm the facilities, methods and controls are adequate to assure the drug’s identity, strength, quality and purity;
•
satisfactory completion of an FDA audit of clinical trial sites that generated the data in support of the NDA;
•
payment of an application fee, as applicable, for FDA review of the NDA; and
•
FDA review of the NDA, including, where applicable, consideration of the views of any FDA advisory committee, and FDA approval of the NDA prior to any commercial marketing or sale of the drug in the United States.

Preclinical studies and clinical trials for drugs

Before testing any drug in humans, the product candidate must undergo rigorous preclinical testing. Preclinical studies include laboratory evaluations of product chemistry, formulation and stability, as well as in vitro and animal studies to assess safety and in some cases to establish the rationale for therapeutic use. The conduct of preclinical studies is subject to federal and state regulation and requirements, including GLP requirements for certain safety/toxicology studies. The results of the preclinical studies, together with manufacturing information and analytical data, must be submitted to the FDA as part of an IND.

An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before clinical trials may begin. An IND includes the general investigational plan and the protocol(s) for clinical studies, the results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. Additional preclinical testing may and often does continue after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions within the 30-day time period, including concerns that human research subjects will be exposed to unreasonable health risks, and imposes a full or partial clinical hold. A clinical hold can also be imposed once a trial has already begun, thereby halting the trial until any safety concerns or deficiencies articulated by FDA are corrected.

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirements that all research subjects provide their informed consent for their participation in a clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, inclusion and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must oversee the clinical trial until its completion. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the registration and reporting of ongoing and completed clinical trials to public registries. For example, information about certain clinical trials must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

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
•
Phase 3 — Phase 3 clinical trials typically involve administration of the investigational product to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit profile of the investigational product and to provide an adequate basis for product approval and physician labeling. Generally, two adequate and well-controlled Phase 3 trials are required by the FDA for approval of an NDA.

In 2022, we received clearance of our IND application for TNG908 to initiate a Phase 1/2 clinical trial. During 2023, we received clearances of our IND applications for TNG462, TNG260 and TNG348 to initiate Phase 1/2 clinical trials for each product candidate.

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

Progress reports detailing the results of the clinical trials, among other information related to development under an IND, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and investigators within 15 days to report serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

U.S. marketing approval for drugs

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA package requesting approval to market the product for one or more indications. An NDA must contain data supporting the drug’s safety and efficacy for the requested indications and must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of the product candidate or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational drug to the satisfaction of the FDA. The FDA must approve an NDA before a drug may be marketed in the United States.

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months, from the filing date, in which to complete its review of a new molecular entity NDA and respond to the applicant, and 6 months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. Further, under PDUFA, as amended, each NDA must be accompanied by a substantial application fee.

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

The FDA may refer an application for a novel drug to an advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, which reviews, evaluates and provides advice requested by the FDA, including in some cases a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA may inspect one or more clinical trial sites to assure compliance with GCP and the integrity of the clinical data submitted to the FDA.

After evaluating the NDA and all related information, including an advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally states specific conditions that must be met in order to secure final approval of the NDA. The FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order to resubmit the NDA for FDA reconsideration. Even with a submission that includes this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for one or more indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-approval studies or surveillance programs. Some types of changes to the approved product, such as adding new indications, certain manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval of a supplemental application.

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, although companies developing orphan-designated products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees. If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same drug for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different drugs for the indication for which the orphan product has exclusivity or obtain approval for the same drug for a different indication than that for which the orphan product has exclusivity. Orphan drug exclusivity could block the approval of one of our products for seven years if a competitor obtains approval for the same therapeutic agent for the same indication before we do, unless we are able to demonstrate that our product candidate is clinically superior. If an orphan designated product receives marketing approval for an indication broader than its designation, it may not be entitled to orphan exclusivity. (For additional information, see “—Current and future healthcare reform legislation.”)

The FDA has granted Orphan Drug Designation to TNG908 for the treatment of malignant glioma, including GBM, and TNG462 for the treatment of soft tissue sarcoma.

Expedited development and review programs for drugs

The FDA has several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval, and the purpose of these programs is to get important new drugs to patients more quickly than standard FDA review timelines typically permit.

A product candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application. In 2022, the FDA granted Fast Track designation to TNG908 for the treatment of patients with MTAP-deleted solid tumors including NSCLC, mesothelioma, cholangiocarcinoma, MPNST, and others including esophageal, pancreatic, urothelial, and carcinoma of unknown primary. In 2023, the FDA granted Fast Track designation to: (i) TNG462 for previously treated, locally advanced, and unresectable or metastatic MTAP-deleted solid tumors; (ii) TNG260 in combination with an anti-PD-1 antibody for the treatment of patients with previously treated, advanced (metastatic or locally advanced and not amenable to curative intent therapy) NSCLC with STK-11 mutations; and (iii) TNG348 as (A) a single agent treatment of patients with BRCA1/2 mutated advanced, metastatic ovarian cancer that has progressed after at least one line of prior therapy and (B) TNG348 as a single agent treatment of patients with BRCA1/2 mutated advanced, metastatic breast cancer that has progressed after at least one line of prior therapy.

In addition, a product candidate may be eligible for Breakthrough Therapy designation if it is intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug, alone or in combination with one or more other drugs, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough Therapy designation provides all the features of Fast Track designation as well as more intensive FDA interaction and guidance.

Products with Fast Track or Breakthrough Therapy designation may also be eligible for additional FDA programs intended to expedite the review and approval process, including priority review and accelerated approval. Any product submitted to the FDA for approval that has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition may be eligible for priority review. Under priority review, the FDA’s PDUFA goal date to take action on an NDA is six months from filing, compared to ten months from filing for a standard review. Products are eligible for Accelerated Approval if they can be shown to have an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or an effect on a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, which is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments.

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

A drug may also obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study that adequately responds to an FDA-issued “Written Request” for such a study.

U.S. post-approval requirements for drugs

Drugs manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, reporting of adverse experiences and promotion and advertising requirements. FDA's advertising and promotion requirements include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe approved products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies enforce the laws and regulations prohibiting the promotion of off-label uses, not only by company employees but also by agents of the company or those speaking on the company’s behalf, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including liabilities under the False Claims Act where products are reimbursed under federal health care programs. Promotional materials for approved drugs must be submitted to the FDA in conjunction with their first use or first publication. Further, for certain modifications to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain prior FDA approval of an NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

Regulation of companion diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding drug. A companion diagnostic may be used to help identify patients who are most likely to benefit from a particular drug, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular drug, or monitor response to treatment with a particular drug for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and premarket approval, or PMA.

The FDA has issued several guidance documents regarding the co-development of drugs and companion diagnostic tests, including a 2014 final guidance titled “Guidance for Industry: In Vitro Companion Diagnostic Devices”, a 2016 draft guidance titled “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product,” and a 2020 final guidance titled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class of Oncology Therapeutic Products". Once cleared or approved, the companion diagnostic device must comply with applicable post-marketing requirements including the FDA’s quality system regulation (QSR), adverse event reporting, recalls and corrections, and product marketing requirements and limitations. Like drug manufacturers, companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with regulatory requirements.

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
•
Federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products.
•
The Physician Payments Sunshine Act, enacted as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, imposed new annual reporting requirements for certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, as well as certain other non-physician licensed providers such as physician assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
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

The containment of healthcare costs has become a priority of federal, state and foreign governments (and other third-party payers), and the prices of pharmaceutical products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party payor reimbursement rates may change at any time.

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
•
expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program;
•
expanded the types of entities eligible for the 340B drug discount program;
•
established the Medicare Part D coverage gap discount program by requiring manufacturers to provide point-of-sale-discounts off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D; and
•
created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; and allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Specifically, under the IRA, a single-source pharmaceutical product qualifies for selection for participation in the drug price negotiation program if it is (i) a small-molecule drug for which at least seven years have passed since the date of approval from the FDA and there is no generic on the market (as of the date of selection); or (ii) a biologic for which 11 years have passed since the date of FDA licensure and there is no biosimilar on the market (as of the date of selection). Given that any negotiated price does not take effect until approximately two years after selection, small-molecule drug and biologic manufacturers are afforded at least nine years and 13 years, respectively, before they may be obligated to sell their product under Medicare Part B and Part D, as applicable, at CMS-negotiated pricing. The IRA also requires companies to pay rebates to Medicare to the extent that drug pricing increases faster than inflation, and it also further delayed until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have a single orphan designation and for which the only approved indication is for that disease or condition. If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA Medicare drug price negotiation program. The effects of the IRA on our business and the healthcare industry in general is not yet known.

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

In the EEA, new products for therapeutic indications that are authorized for marketing (i.e., innovator products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the preclinical and clinical trial data contained in the dossier of the innovator product when applying for a generic or biosimilar marketing authorization in the EEA during a period of eight years from the date on which the innovator product was first authorized in the EEA. The additional two-year period of market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EEA until ten years have elapsed from the initial authorization of the reference product in the European Union. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Government regulation of data collection outside of the United States

We conduct clinical trials in the European Union, and as a result are subject to additional privacy restrictions. The collection and use of personal health data in the European Economic Area, or EEA (being the European Union plus Norway, Iceland, and Liechtenstein), is governed by the General Data Protection Regulation, or the GDPR, which became effective on May 25, 2018. The GDPR applies to the processing of personal data by any company established in the EEA and to companies established outside the EEA to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the European Union Member States and Norway, Iceland and Liechtenstein, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenue for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will continue to require significant time, resources and expense, and we are required to put in place and maintain controls and processes ensuring compliance with the new data protection rules. There has been limited enforcement of the GDPR to date, particularly in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any current and future trials and we may be unsuccessful in implementing and maintaining all measures required by data protection authorities or courts in interpretation of the new law. Further, the United Kingdom’s decision to leave the European Union, means that it has in force its own legislation which is aligned with the GDPR, known as the Data Protection Act 2018. The requirements are similar except that the United Kingdom is now regarded as a “third country” for the purposes of transfers of personal data from the EEA. Transfers continue to flow freely from the United Kingdom to the EEA; however, as part of the agreement between the United Kingdom and the European Union, the United Kingdom intends to obtain an adequacy decision from the European Commission to ensure personal data can continue to flow freely from the European Union to the United Kingdom.

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

Competition

We face direct competition from pharmaceutical and biotechnology companies leveraging the principle of synthetic lethality as well as companies developing therapies for the same target pathway and the same indications. Well-established companies that are developing or may develop therapies based on synthetic lethality include AstraZeneca, Amgen, Bristol Myers Squibb (BMS), Gilead, GlaxoSmithKline, Merck KGaA, Pfizer and Roche. Smaller and earlier-stage companies focused on synthetic lethality include Artios Pharma, Exelixsis, IDEAYA Biosciences, Repare Therapeutics and Servier Pharmaceuticals.

Our PRMT5 inhibitor programs, which includes TNG908 and TNG462, will face direct competition from companies that have clinical-stage, MTA-cooperative PRMT5 inhibitors that are selective for MTAP-deleted cancers. We are aware that BMS (recently acquired Mirati Therapeutics), Amgen and AstraZeneca are in Phase 1/2 clinical trials with MTA-cooperative PRMT5 inhibitor programs, using the same mechanism of action as TNG908 and TNG462. There may be additional competition from other drug candidates not yet in clinic trials, such as Gilead Sciences. Currently, there are no MTA-cooperative PRMT5 inhibitors that are authorized for marketing by any regulatory authority.

Indirect competition may come from MAT2A inhibitor programs that are uniquely different than the TNG908 and TNG462 mechanism of action but are synthetic lethal with MTAP-deletions. MAT2A is an enzyme upstream of PRMT5 essential for the metabolism of the PRMT5 co-factor SAM that acts on the same pathway as TNG908. We are aware that IDEAYA Biosciences and Servier Pharmaceuticals have clinical MAT2A inhibitor program.

We are not aware of any competition from other companies developing a similar mechanism as TNG260, our CoREST inhibitor program. Indirect competition may come from LSD1 inhibitor programs that target a different class of HDAC inhibitors than TNG260. We are aware that Jubilant Therapeutics has a LSD1-HDAC6 clinical program.

Competition for TNG348, our USP1 inhibitor program, comes from Roche (recently acquired the KSQ Therapeutics USP1 program) and Exelixis (recently acquired the InSilico Medicine USP1 program), which are in clinical development. Additionally, in March 2023, Debiopharm acquired global rights to a USP1 inhibitor in late preclinical development.

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

As of December 31, 2023, we had 140 full-time employees, 104 employees are engaged in research and development and 36 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Employee Engagement:

We survey our employees on an annual basis to assess overall engagement of our workforce, and compare our engagement results against prior year results, as well as a set of benchmark companies. These companies are in the biotech sector and of similar size (number of employees). We use these results, both our internal results and the comparative results against the benchmark companies, to assess our employee engagement performance during the preceding year and to determine areas of focus going forward. We leverage an engagement task force that consists of employees from each of our functional business areas, with the oversight of a member of the management team, to obtain detailed feedback on the survey results and to generate proposals to improve the employee experience.

Following the 2022 engagement survey, we were able to implement a number of initiatives in response to employee feedback, including establishing processes for recognizing, reflecting on and communicating the risks and challenges that our employees encounter in developing our product candidates in order to contribute to an environment where it is safe to take risks and develop creative solutions to problems, implementing scientific talks and presentations to highlight research contributions from our scientific employees that would not otherwise be recognized, improving the year-end performance assessment program so that compensation and promotion processes and decisions are more objective, and better understood and revising company meeting agendas to allow for more fulsome question and answer sessions with management. In our most recent survey, conducted in 2023, we continued to generate results that were generally higher than our benchmark dataset, which supports our view that we have positive employee engagement. We identified areas where we are performing well, such as our efforts around social connection, enabling employees to contribute to company-wide goals and commitment to social responsibility. As is the case with every survey, we also used the data to identify areas where we want to focus our efforts for improvement, including recognition of employee contributions. As was the case in 2022, we will take these 2023 results, and a new engagement task force has been formed to enable actions that will further improve our engagement.

We also conduct regular townhall meetings with our employees that are intended to keep our employees updated on important corporate initiatives and to obtain input from employees on these initiatives. We also use periodic employee surveys so we can quickly obtain employee feedback on new programs or policies that are under consideration.

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information in this Annual Report on Form 10-K, including our financial statements and the related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have a material adverse effect on our business, reputation, revenue, financial condition, results of operations and future prospects, in which event the market price of our common stock could decline, and you could lose part or all of your investment. The material and other risks and uncertainties summarized above (See "Summary of Material Risks Associated with Our Business") and described below are not intended to be exhaustive and are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of a number of factors, including the risks described below. See also the section titled “Note Regarding Forward-Looking Statements” above.

Risks Related to Our Limited Operating History, Financial Position, and Capital Requirements

We are a precision oncology company with a limited operating history.

We are a precision oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since the Company's inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring and developing intellectual property, business planning, raising capital, conducting discovery, research and development activities (including conducting clinical trials), and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. The revenue that we have generated from our collaboration agreement is also not sufficient to fund our operations. We have not obtained regulatory approvals for any of our product candidates, and there is no assurance that we will obtain approvals in the future. We have four investigational new drug, or IND, applications that have been cleared by the FDA for the following compounds: TNG908, TNG462, TNG260 and TNG348. Our other product candidates are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on cash and cash equivalent holdings, our stockholders’ equity and working capital. If we were to expend our cash resources more quickly than we anticipate as we advance into and through the regulatory approval process, our cash runway may be shorter than the target we may disclose from time to time.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant net losses since our inception. As of December 31, 2023, we had an accumulated deficit of $371.3 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We expect our operating results to fluctuate significantly in the future as our business advances

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

• the timing and success or failure of on-going and future clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners (such as the acquisition of Mirati Therapeutics by Bristol Myers Squibb);

• our ability to obtain INDs for our pipeline product candidates, successfully open clinical trial sites and recruit and retain subjects for clinical trials, and any delays caused by difficulties in connection with such efforts;

• our ability to obtain regulatory approval for the marketing and sale of our product candidates, and the timing and scope of any such approvals we may receive;

• the timing and cost of, and level of investment in, research and development activities relating to our product candidates and any future product candidates and research-stage programs, any of which may change from time to time;

• the cost of manufacturing our product candidates and products, should they receive regulatory approval, which may vary depending on FDA and other comparable foreign regulatory requirements, the quantity of production and the terms of our agreements with manufacturers;

• expenditures that we will or may incur to identify, research and develop additional product candidates;

• the level of demand for our product candidates should they receive regulatory approval, which demand may vary significantly;

• the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

• the changing and volatile U.S. and global economic environments, including as a result of the efforts to reduce spending on healthcare; and

• future accounting pronouncements or changes in our accounting policies.

As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated financial or operational guidance we may provide.

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

Our ability to become profitable depends upon our ability to generate revenue. To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from the sale of products in the near future. Our ability to generate revenue depends on a number of factors, including, but not limited to, our ability to:

• successfully complete our planned preclinical studies for our novel precision oncology research and development programs;

• timely file INDs for our programs, and obtain clearance of these INDs to allow for commencement of such future clinical trials;

• timely complete patient enrollment and patient dosing in our four clinical trials (TNG908, TNG462, TNG260 and TNG348);

• successfully complete our ongoing clinical trials and any future clinical trials we may initiate;

• initiate and successfully complete all safety and efficacy studies required to obtain U.S. and foreign regulatory approval for the sale our product candidates and obtain approval of our products by regulatory authorities;

• make and maintain arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

• obtain and maintain patent and trade secret protection or regulatory exclusivity for our product candidates;

• launch commercial sales of our products, if and when approved, whether alone or in collaboration with others;

• obtain and maintain acceptance of our products, if and when approved for marketing, by patients, the medical community and third-party payors;

• position our products to effectively compete with other therapies;

• obtain and maintain healthcare coverage and adequate reimbursement for our products, if and when approved by regulatory authorities;

• enforce and defend intellectual property rights and claims; and

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

TNG462, our next-generation PRMT5 inhibitor, is 45-fold more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types. The clinical development path for TNG462 is similar to that of TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial.

GBM is excluded from the clinical trial as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models.

We will need to raise substantial additional funding. If we are unable to raise capital when needed or on terms acceptable to us, we would be forced to delay, reduce or eliminate some of our product development programs or commercialization efforts.

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We received FDA clearance of our four IND applications in 2022 and 2023. We are actively enrolling patients in each of these four Phase 1/2 clinical trials, each of which is evaluating safety and efficacy in multiple indications. We expect our expenses to significantly increase as we continue to advance and complete clinical trials, and seek regulatory approval for, our product candidates. Further, we continue our research efforts to identify and advance additional precision oncology compounds that may benefit patients. Even though we completed an $80 million private placement in August 2023 and received $41.7 million in net proceeds from our "at-the-market" stock offering program in January 2024, we will still be required to raise substantial additional funding in the future in order to continue to fund our operations and advance our clinical trial programs.

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

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2023, in addition to $41.7 million in net proceeds from our "at-the-market" stock offering program in January 2024, will enable us to fund our operating expenses and capital expenditure requirements at least into late 2026. However, our future capital requirements will depend on and could increase significantly as a result of many factors (which may result in exhausting such cash resources prior to late 2026), including:

• the scope, progress, results and costs of product discovery, preclinical and clinical development, and clinical trials for our product candidates;

• the potential additional expenses attributable to adjusting our development plans if needed (including any supply related matters or changes to clinical trial protocols);

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

• the extent to which we acquire or in-license other product candidates and technologies and make payments thereunder~~;~~

• the costs of securing manufacturing arrangements for clinical and commercial production;

• the cost of acquiring therapies to be used in combination clinical trials (such as pembrolizumab, an anti-PD-1 antibody that is used in combination with TNG260; and olaparib, a PARP inhibitor, that is used in combination with TNG348 in the Phase 1/2 clinical trials);

• our ability to hire and retain skilled scientific and operational personnel to meet our development, clinical and commercial objectives;

• costs related to the development of any companion diagnostics we may use in the future; and

• the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates.

Our commercial revenue, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing and/or collaboration agreements to fund our business objectives.

As a result of disruptions in the financial markets in general, and the recent decrease in biopharmaceutical stock prices and market capitalizations in particular, equity and debt financing may be more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through one or a combination of private and public equity offerings (such as the private placement of our common stock in August 2023 and sales of common stock under an "at-the-market" stock offering program), debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our existing common stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends, repurchase shares of our common stock, or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We have not yet demonstrated our ability to complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. We received FDA clearance of four IND applications for each of TNG908, TNG462, TNG260 and TNG348. We may not be able to file any future INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be delayed. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the INDs for TNG908, TNG462, TNG260 and TNG348 were cleared by the FDA, it is possible that an adequate number of patients may not be enrolled on a timely basis, or at all, and these studies may not be completed (and preliminary, initial or final trial results may not be available) on time, or at all. Similarly, future clinical trials may not begin on time or be completed on schedule, if at all.

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

• be delayed in seeking or obtaining regulatory approval for our product candidates;

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

Our preclinical studies, our four ongoing clinical trials and future clinical trials may not be successful. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results (or be indicative of safety and efficacy if commercialized and used in a broader population). Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates.

If we or third parties are unable to successfully develop screening technology for biomarkers that enable patient selection, or experience significant delays in doing so, we may be unable to commercialize our product candidates or we may not realize the full commercial potential of our product candidates.

A key component of our strategy includes the use of next-generation sequencing to guide patient selection and/or to confirm target engagement of our product candidates. We rely on third-parties to provide this technology. It is not always the case, however, that the biomarker we have identified for patient selection is on the panel offered by certain next generation technology sequencing providers. If not already commercially available, we may collaborate with next-generation sequencing companies for the development of biomarkers associated with our product candidates. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations.

There are also several risks associated with biomarker identification and validation. We, in collaboration with any diagnostic partners, may not be able to identify predictive biomarkers or pharmacodynamic biomarkers for one or more of our programs. We may not be able to validate potential biomarkers (e.g., certain genetic mutations) or their functional relevance in relevant in vitro or in vivo models. Data analytics and information from databases that we rely on for identifying or validating some of our biomarker-target relationships may not accurately reflect potential patient populations. Potential biomarkers, even if validated preclinically, may not be functionally effective or validated in human clinical trials.

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

In connection with the clinical development of our product candidates for certain indications, we may engage third parties to develop or otherwise obtain access to in vitro companion diagnostic tests to identify patient subsets within a disease category who may derive selective and meaningful benefit from our product candidates. Such companion diagnostics may be used during our clinical trials as well as in connection with the commercialization of our products that receive regulatory approval. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges in connection with such diagnostic tests. The FDA and comparable foreign regulatory authorities regulate in vitro companion diagnostics as medical devices and, under that regulatory framework, will likely require the conduct of clinical trials to demonstrate the safety and effectiveness of any diagnostics we or third parties may develop, which we expect will require separate regulatory clearance or approval prior to commercialization.

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we (or any third party we may engage) are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development and commercialization of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval.

Initial, interim and top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose initial, interim or top-line data from our current and future clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data, including audit and verification procedures, and as results from additional clinical trial participants become available and trial participants spend additional time on therapy. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, initial, interim and top-line data should be viewed with caution until the final data are available and fully analyzed. In addition, we may report interim analyses of only certain endpoints rather than all endpoints in a clinical trial. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between initial or interim data and final data could significantly harm our business prospects and may cause the price of our common stock to fluctuate or decline (and we may be subject to securities litigation that can be costly and time-consuming).

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

We may from time to time indicate the intent to publicly disclose certain clinical trial data at a future date. We have, for example, noted that we will provide an update on the TNG908 clinical trial in 2024. Due to the factors described above, and elsewhere in these Risk Factors, we may be unable to report data on or before the time indicated to investors, we may not have the data to provide the information indicative of safety or efficacy, and even if we do provide such clinical trial data, the final results from that phase of the clinical trial may be different from what we disclose initially.

If the initial, interim or top-line data that we report differ from final or actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be significantly impaired, which could materially harm our business, operating results, prospects or financial condition.

Finally, even if the data provided from the clinical trial is favorable with respect to safety and efficacy, such data may not meet the expectations of our investors and our stock price may decline (and such decline may be material).

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

• regulators, IRBs, or ethics committees may delay or may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

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

Moreover, principal investigators for our current or future clinical trials have, and in the future may, serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authority may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the interpretation of the study. The FDA or comparable foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site, and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or comparable foreign regulatory authority, as the case may be, and may ultimately lead to the denial of regulatory approval of one or more of our product candidates.

Our product development costs will also increase if we experience delays in testing or regulatory approvals. We do not know whether any of our future clinical trials will begin as planned, or whether any of our current or future clinical trials will need to be restructured or will be completed on schedule, if at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may significantly harm our business, operating results, financial condition and prospects.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate, continue or complete clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We also may experience slower enrollment as a result of limited trial populations due to competitor trials or other factors beyond our control. Delays in enrollment may affect the timing of any results from our trials (as well as the timing for dose escalation and dose expansion) and therefore the regulatory approval (if any) for any of our product candidates may extend beyond the period we have targeted or beyond the timeline expected by investors.

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

In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same indications as do our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates (for example, three INDs for other companies have been cleared by the FDA for clinical trials of MTA-cooperative PRMT5 inhibitors for the treatment of cancer patients, and such trials have already enrolled patients and those trials are using some of the same clinical trial sites that we use). Further, the target patient population eligible for the TNG462 clinical trial is largely the same as for the TNG908 clinical trial. As a result, our own trials may compete to enroll patients among a limited population and thus each of our own trials may experience delays or limited enrollment.

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

• reporting of the initial results of any of our clinical trials; and

• factors we may not be able to control, including the impacts of any epidemics or pandemics, that may limit patients, principal investigators or staff or clinical site availability.

We anticipate that certain of our current product candidates and future product candidates could be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such other drugs or biologics.

Certain of our current product candidates and any future product candidates may have the potential to be administered in combination with existing standards of care such as checkpoint inhibitor immunotherapies, chemotherapies, targeted therapies or radiotherapy. Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates for use in combination with other therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We cannot be certain that current or potential future commercial relationships will provide us with a steady supply of such drugs or biologics on commercially reasonable terms, or at all.

Any failure to maintain or enter into new successful commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other potential combination or comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these circumstances occur, our business, financial condition, operating results, stock price and prospects may be materially harmed.

Development of combination therapies may present more or different challenges than development of single agent therapies.

We have two clinical trials that are testing the safety and efficacy of combination therapies: (i) TNG260 is being tested in combination with an anti-PD-1 antibody, pembrolizumab; and (ii) TNG348 is being tested as a single agent and in combination with a PARP inhibitor, olaparib. The clinical development of combination therapies may be more complex than the development of single agent therapies and generally requires that we are able to describe and demonstrate the contribution of each product to the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex (which may cause delays in the trial or require additional data to be collected and analyzed, which, in turn, may limit any patent protection or regulatory exclusivity periods we have to market the product candidate). In addition, we expect this would increase the anticipated costs that we incur in connection with the seeking regulatory approval of the combination. Further, the FDA's "combination rule" prohibits the FDA approving a fixed-dose combination product unless each component of a proposed drug product contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. This typically requires a clinical factorial study, designed to assess the effects attributable to each drug in the combination product, particularly when the ingredients are directed at the same sign or symptom of the disease or condition. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.

In the event that our product candidates fail to demonstrate sufficient safety and efficacy or establish their contribution to the claimed effects of a combination therapies, we would need to identify alternatives. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.

Moreover, following product approval of a combination therapy, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement. Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our precision oncology programs and our product candidates are in early stages of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our current and future preclinical studies and clinical trials are inconclusive with respect to the safety, pharmacokinetics or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. There may be side effects experienced during clinical trials in connection with the use of oncology therapies. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects as a result of the use of our therapy (or due to other factors). In such an event, our trials could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Product liability claims can be expensive to defend and result in significant damages and harm to our reputation. While we do have insurance to cover certain product liability claims, including in connection with certain injury during clinical trials, the coverage may not may not cover all injuries, be sufficient to cover all expenses related to any injury and we may be required to pay damages from our own resources and the amount of such damages may be significant.

Further, our product candidates could cause undesirable side effects in clinical trials. If side effects are observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, our product candidates could cause undesirable side effects that we have not yet observed. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development or regulatory approval of any of our product candidates.

Certain of our product candidates will be used, and future product candidates may be used, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in our clinical trial of our product candidate in combination with another therapy, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. Even if the side effects do not preclude combination products from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved combination products due to their tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, and utilize novel binding locations, which may result in greater research and development expenses, regulatory issues that could delay or prevent approval, or discovery of unknown or unanticipated adverse effects.

Some of our product candidates modulate pathways for which there are currently no approved or effective therapies, which may result in uncertainty regarding our current and future development efforts and ability to obtain regulatory approval for such candidates. We select programs for cancer driver targets based on what we believe are compelling biological rationales. We explore new programs based on extensive preclinical data analysis which sometimes cannot predict efficacy or safety in humans.

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

We currently conduct certain clinical trials outside the United States, and expect we will continue to do so in the future, and these jurisdictions may include countries in Europe, Australia or other foreign jurisdictions. For example, a separate clinical trial for TNG908 has commenced in France. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates approval being significantly delayed, or not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

We may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

The ongoing success of businesses in the biopharmaceutical industry depend, to a large extent, on the ability to continue to introduce new products, especially as exclusivity rights to approved therapies or in certain indications expire. Research programs to pursue the development of our existing and planned product candidates for new or additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our target screening technology and research programs may fail to yield potential products for clinical development for a number of reasons, including:

• the research methodology used may not be successful in identifying potential indications and/or product candidates (or the development of a chemical compound or formulation that has the desired safety and efficacy cannot be developed);

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

Because we have limited financial and human resources, we intend to initially focus on research programs and product candidates for a limited set of indications. As a result, we may forego or delay pursuit of opportunities of other product candidates or for other indications that later prove to have greater commercial potential or a greater likelihood of success. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. We received clearance of four of our IND applications for TNG908, TNG462, TNG260 and TNG348. We are actively enrolling patients in each of these trials. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

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

Public health crises, such as a pandemic, epidemic, or outbreak of an infectious disease, may materially and adversely affect our business and our financial results and could cause a disruption to the development of our product candidates and the initiation and completion of clinical trials.

Public health crises such as pandemics or similar outbreaks, such as COVID-19 could adversely impact our business. The extent to which pandemics or epidemics impacts our operations or those of our third-party partners, including our preclinical studies and clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and could adversely impact our preclinical or clinical trial operations in the United States and our future clinical trial sites in foreign jurisdictions, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to pandemics or epidemics if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, delays in enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. Epidemic or pandemics, such as COVID-19, may also affect employees of third-party CROs located in affected geographies that we expect that we will rely upon to carry out our clinical trials. Any negative impact that a pandemic or epidemic has on patient enrollment or treatment or the execution of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are many other companies focusing on precision oncology to develop therapies in the fields of cancer and other diseases. Specifically, with respect to TNG908 and TNG462, we are aware that Bristol Myers Squibb (which acquired Mirati Therapeutics, Inc.), Amgen and AstraZeneca each have a clinical MTA-cooperative PRMT5 inhibitor program that have commenced clinical trials, using the same mechanism of action as TNG908 and TNG462. Other companies have announced PRMT5 inhibitor programs, including Gilead Sciences, and they may initiate clinical trials in the near future. Additionally, there are other indirect competitors in the PRMT5 inhibition space as well.

We also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach (as noted above), and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes, such as Amgen and Bristol-Myers Squibb. We face competition with respect to our current product candidates, and expect that we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. We believe principal competitive factors to our business include, among other things, our ability to identify biomarkers and third-party genetic screening services that include the applicable biomarkers in their test panels, ability to successfully transition research programs into clinical development, and the scalability of the platform, pipeline, and business. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and novel competition that utilize the same or similar mechanism of action and availability of reimbursement from government and other third-party payors.

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing, promoting and selling approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors, such as the acquisition of Mirati Therapeutics by Bristol Myers Squibb. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. If barriers to entry do not remain in place, other companies may be able to more directly or effectively compete with us.

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

The incidence and prevalence for target patient populations of our programs and product candidates have not been established with precision. TNG908 and TNG462 are both oral small molecule inhibitors of PRMT5. We are developing TNG908 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration which occurs in 10% to 15% of all human tumors, including NSCLC as well as indications where there are limited treatment options including glioblastoma and pancreatic cancer. Our next-generation PRMT5 product candidate, TNG462, is being developed for the same patient population as TNG908 with the exception of GBM, as TNG462 does not cross the blood-brain barrier in preclinical non-human primate models. Additionally, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 15% of NSCLC, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. TNG348 is a USP1 inhibitor that is a strong synthetic lethal target for BRCA1/2 mutations, which are present in approximately 15% of ovarian, 10% of breast, 10% of prostate, 5% of endometrial and 5% of pancreatic cancers and additionally, BRCA wild-type HRD+ mutations which are present in approximately 40% of ovarian, 15% of breast, 3% of prostate and 2% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our estimates.

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

We have never commercialized a product candidate for any indication. Even if our current product candidates and any future product candidates are approved by the appropriate regulatory authorities for marketing and sale, they may not gain acceptance among physicians, patients, third-party payors, and others in the medical community. If any product candidates for which we obtain regulatory approval do not gain an adequate level of market acceptance, we may not generate significant revenue and may not become profitable or may be significantly delayed in achieving profitability. Market acceptance of our current product candidates and any future product candidates by the medical community, patients and third-party payors will depend on a number of factors, some of which are beyond our control. For example, physicians are often reluctant to switch their patients, and patients may be reluctant to switch, from existing therapies even when new and potentially more effective or safer treatments enter the market. If public perception is influenced by claims that the use of certain precision oncology product candidates or immunotherapies and targeted therapies are unsafe, whether related to our or our competitors’ products, our potential future products may not be accepted by the general public or the medical community. Future adverse events in precision oncology, immuno-oncology or the biopharmaceutical industry could also result in greater governmental regulation, stricter labeling requirements and potential regulatory delays in the testing or approvals of our product candidates.

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

Risks Related to Our Reliance on Third Parties

We currently rely, and expect to continue to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We currently rely and expect to continue to rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our Phase 1/2 clinical trials of TNG908, TNG462 TNG260 and TNG348, and for any other product candidates that emerge from our precision oncology programs. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates.

Since we rely on third parties for execution of clinical trials for our product candidates, we control only certain aspects of their activities that will be important for the conduct of the trial (and such control that we do exercise may be based on contractual provisions that may be breached by the third-party). For example, for the Phase 1/2 clinical trials of TNG908, TNG462 and TNG260, we rely on the same CRO for the conduct of each of these trials and, depending on the trial, one or a very limited number of manufacturers to manufacture the study drug to be used during the course of the trials. We have engaged a second CRO to conduct the TNG348 Phase 1/2 clinical trial. We are responsible for ensuring that each of our clinical trials is conducted and the study drug is manufactured in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on a CRO or CDMO will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties, suspension/hold or termination of trials and other penalties up to and including criminal prosecution.

We, our principal investigators and our CROs are required to comply with regulations, including cGCP for conducting, monitoring, recording and reporting the results of clinical trials to ensure that the data and results are scientifically credible and accurate, and that the trial patients are adequately informed of the potential risks of participating in clinical trials and their rights are protected. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and trial sites. If we, our principal investigators, clinical trial site staff or our CROs fail to comply with applicable GCP, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our current or future clinical trials will comply with GCP. In addition, our clinical trials generally must be conducted with product candidates produced under cGMP regulations. Our failure or the failure of our principal investigators, third party manufacturers or CROs to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process, significantly increase our expenditures and could also subject us to enforcement action. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Although we have designed all four of our Phase 1/2 clinical trials, the operational details of these trials will be executed by CROs and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors.

If the principal investigators or CROs do not perform clinical trials in a satisfactory manner, breach their obligations to us or fail to comply with regulatory requirements, the development, regulatory approval and commercialization of our product candidates may be delayed, we may not be able to obtain regulatory approval and commercialize our product candidates or our development program may be materially and irreversibly harmed. If we are unable to rely on clinical data collected by our principal investigators, clinical trial site staff or CROs, we could be required to repeat, extend the duration of, or increase the size of any clinical trials we conduct and this could significantly delay commercialization and require significantly greater expenditures.

If any of our relationships with these third-party principal investigators, clinical trial sites or CROs terminate, we may not be able to enter into arrangements with alternative investigators (or clinical trial sites) and CROs at all, or on terms that are acceptable to us. If principal investigators, sites or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical trials such principal investigators, sites or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate future revenue, if any, could be delayed.

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

We may also be restricted under collaboration agreements from entering into future agreements on certain terms with other potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

• disputes might arise regarding the ownership of inventions and know-how resulting from the joint creation or use of either party's intellectual property in connection with the collaboration (or with other third-parties we engage in connection with sponsored research);

• collaborators might not properly maintain or defend our intellectual property rights (or jointly owned or developed intellectual property) or might use our intellectual property improperly or in a way that jeopardizes our intellectual property or the potential commercial benefit of our product candidates or exposes us to potential liability;

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

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Gilead provided us with $175.0 million upfront payments and a $20.0 million equity investment in connection with our collaboration, we might need additional funding to advance product candidates prior to the completion of the applicable milestones of the collaboration agreement with Gilead.

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

We contract with a limited number of third parties for the manufacture of our product candidates for preclinical development and clinical testing and expect to continue to do so for clinical testing and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

We do not currently own or operate, nor do we have any plans to establish in the future, any manufacturing facilities. We rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical development and clinical testing, as well as for the commercial manufacture of our products if any of our product candidates receive regulatory approval. In some cases, we rely on one party or two parties to manufacture our preclinical and clinical products and we exercise limited direct control over these manufacturers (and it would be time consuming and expensive to move production to any new manufacturers, if we were able to do so at all). This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products, if approved, or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

The facilities used by our contract manufacturers to manufacture our product candidates must be inspected by the FDA pursuant to pre-approval inspections that will be conducted after we submit our NDA applications to the FDA. We do not control the manufacturing process of, and will be completely dependent on, our contract manufacturers for compliance with cGMP in connection with the manufacture of our product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory agencies, they will not be able to pass regulatory inspections and/or maintain regulatory compliance for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory agency finds deficiencies with or does not approve these facilities for the manufacture of our product candidates or if it finds deficiencies or withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

If any CDMO with whom we contract fails to perform its obligations, we may be forced to enter into an agreement with a different CDMO, which we may not be able to do on reasonable terms, or at all, and such new agreement may result in significantly greater costs to us. In such scenario, our supply of study drug for clinical trials could be disrupted or delayed significantly as we establish alternative supply sources. In some cases, the technical skills or processes required to manufacture our products or product candidates may be unique or proprietary to the original CDMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills or processes to a back-up or alternate supplier, or we may be unable to transfer such skills or processes at all. In addition, if we are required to change CDMOs for any reason, we will be required to verify that the new CDMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory agency. The delays associated with the verification of a new CDMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a CDMO may possess technology related to the manufacture of our product candidate that such CDMO owns independently. This would increase our reliance on such CDMO or require us to obtain a license from such CDMO in order to have another CDMO manufacture our product candidates. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies which could require the conduct of additional clinical trials.

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

The third parties upon whom we rely for the supply of the active pharmaceutical ingredients and drug product to be used in our product candidates are our sole sources of supply, and the loss of any of these suppliers could significantly harm our business.

The active pharmaceutical ingredients, or API, we use and that we may continue to use in all of our product candidates are supplied to us from one supplier. The drug product used in our product candidates is supplied by two manufacturers (and the manufacturer that produces the API is also one of the two suppliers of our the drug product used in our current clinical trials). Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities (if approved by regulatory authorities) sufficient to meet the market demand (and to meet requirements in connection with our ongoing and planned clinical trials), depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization. We are also unable to predict how changing global economic conditions or global health concerns, as well as potential supply chain disruptions or cost increases related thereto, will affect our third-party suppliers and manufacturers. The risk related to global economic and political changes and supply chain disruption could have a material impact since one of our two CDMOs is located in China. Further, this CDMO, which is our sole supplier of API for the drugs used in our clinical trials, is affiliated with WuXi AppTec, and WuXi AppTec has been the subject of a recent proposed Congressional legislation that, if approved or if the subject of executive or administrative action, could restrict WuXi's business in the United States or the ability of businesses in the United States to conduct business with WuXi (on national security grounds). We have started the process to locate an alternate producer of API, but there is no guarantee that we can identify and engage an alternate producer or manufacturer in time so as not to disrupt our trials, on terms that are acceptable to us (including financial terms), or at all. Any negative impact of the ability of our CDMOs to deliver drug substance and drug product, due to political actions, supply chain disruption or otherwise, may have an adverse impact on our results of operations or financial condition.

For all of our product candidates, we intend to identify and qualify additional manufacturers to provide such API and drug product prior to submission of an NDA to the FDA and/or an MAA to the EMA. We are not certain, however, that our single-source suppliers or limited number of suppliers will be able to meet our demand for products, either because of the nature of our agreements with those suppliers, our limited experience with those suppliers or our relative importance as a customer to those suppliers. It may be difficult for us to assess their ability to timely meet our demand in the future based on past performance. While our suppliers have generally met our demand for products on a timely basis in the past, they may subordinate our needs in the future to their other customers or may experience operating disruptions.

Establishing additional or replacement suppliers for the API and drug product used in our product candidates and clinical trials, if required, may not be accomplished quickly (or at all). If we are able to find a replacement supplier, such replacement supplier would need to be qualified and may require additional regulatory inspection or approval, which could result in further delay. While we seek to maintain adequate inventory of the API and drug product used in our product candidates and clinical trials, any interruption or delay in the supply of components or materials, or our inability to obtain such API and drug product from alternate sources at acceptable prices in a timely manner could impede, delay, limit or prevent our development efforts, which could harm our business, results of operations, financial condition and prospects.

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

We have procured patent rights, through both ownership and license, that cover our product candidates, and expect to apply for additional patent protections in the future. However, our patent applications may not result in the issuance of patents in the U.S. or other countries. In addition, a patent may be issued in one country, but a counterpart patent may not be issued in another country, which is not uncommon in the biopharmaceutical industry.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Even if a patent is issued, that is not conclusive as to its inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our product candidates or future approved products. On the basis of such inconclusiveness, third parties may challenge our patents. Furthermore, patents have a limited lifespan. In the United States and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of our drugs. Nor can we be certain that we will obtain any patent term extension as permitted under the “Hatch-Waxman Amendments” which permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.

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

We may in the future be subject to claims by our former employees or consultants asserting an ownership right in our patents or patent applications, as a result of the work they performed on our behalf. Although we generally require all of our employees, consultants and advisors and any other third parties who have access to or were involved in generating our proprietary know-how, information or technology to assign or grant similar rights to the inventions they make in the course of their work to us, we cannot be certain that we have executed such agreements with all parties who may have contributed to our intellectual property, nor can we be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy.

We have, and expect that we will continue, to finance or collaborate in research and development projects conducted by third parties, including government organizations, hospitals, universities or other educational or research institutions, or other for-profit companies. Such third parties may be unwilling to grant us certain rights to technology or products developed through such projects. Certain collaborators may only grant us a right to obtain a license to technology developed in a collaboration, and we may not be able to negotiate a license or the license may require an upfront or royalty payment. Disputes may also arise as to the rights to technology or products developed in collaboration with such third parties and we may not be able to secure the proprietary rights to any technology generated in such collaboration.

Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the U.S. and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will issue as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the U.S. and certain other countries. Such proceedings include re-examinations, inter partes reviews, post-grant reviews and interference proceedings before the U.S. Patent and Trademark Office, as well as opposition proceedings before the European Patent Office and other non-U.S. patent offices. Certain countries have laws that provide stronger bases for challenging third party patent rights than are available to challenge patents in other countries. Therefore, we may be able to defend our patents against a third-party claim in one country but counterpart patents may be invalidated in other countries and we may be able to invalidate a third-party patent in one country but not invalidate its counterpart patents in other countries. Further, in jurisdictions outside the United States, a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Litigation may be required to enforce, defend or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity or enforceability of certain of our patent or other proprietary rights.

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

Some of the sensitive technology, techniques and proprietary compounds used in our business are protected as trade secrets. Among other things, we enter into confidentiality agreements and license agreements to protect proprietary know-how that may not be patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that may not be covered by patents (or for which we determine we will not seek patent protection). Although we seek to require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, trade secrets can be difficult to protect and we have limited control over the protection of trade secrets used by our collaborators and suppliers. We cannot be certain that we have or will obtain these agreements in all circumstances and we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary information (or that the terms of such agreements are enforceable). In our business, we rely on collaboration with, or discuss the potential for collaboration with, suppliers, outside scientists, research organizations and other biopharmaceutical companies. Collaboration and discussion of potential collaboration or inadvertent disclosure of a trade secret present a strong risk of exposing our trade secrets. If our trade secrets were exposed, we may lose the protection and potential exclusive rights afforded by trade secret law, and such exposure may likely help our competitors and allow them to access technology without restriction and adversely affect our business prospects.

In addition, the patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In some instances, a delay in filing patent applications could adversely impact patentability, for example if certain information is disclosed prior to the filing of a patent application. Under certain circumstances, use of the compounds in clinical trials could be interpreted as a public use and negatively impact our ability to obtain patent protection for certain inventions. Due to expense of patent filings, we also may not file in every jurisdiction in which patents may be issued (and, therefore, we may not be able to assert patents rights in every country in the future). Further, with respect to certain pending patent applications covering our current or future product candidates, prosecution has yet to commence. Patent prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the relevant patent office(s) may be significantly narrowed by the time they issue, if they ever do. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we license or access from or to third parties. Therefore, these patents and applications may not be prosecuted and enforced in a manner consistent with the best interests of our business.

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

Parts of our technology, techniques, proprietary compounds and potential product candidates, including those which are or may be in-licensed or developed in collaboration with third parties, may be found to infringe patents owned by or granted to others. We may in the future receive notices claiming our products (if approved) and product candidates infringe third party patents (and we have received and may in the future receive notices offering the right to license certain technology to us) and third parties may in the future file civil lawsuits against us claiming infringement of their intellectual property rights.

Third parties may claim that the manufacture, use or sale of our products or product candidates infringes patents owned or granted to such third parties. We may become aware of patents owned by third parties that might be claimed by such third parties to be infringed by the development, use, manufacture and commercialization of our products (if approved) or our investigational compounds. In such cases we may take certain actions with respect to some of these, for example we may try to invalidate the third-party patents or obtain licenses to a technology or invention.

Any holder of patents covering similar or identical technology to our technology could sue us for damages, which may be material in amount, and seek to prevent us from manufacturing, selling or developing our products (and we may be, in certain cases, prevented from initiating product launches in certain jurisdictions or be required to withdraw the product from the market after it has been launched). Intellectual property disputes can be costly and time consuming to defend and there is no guarantee that we would prevail in such lawsuit. If we believe we cannot successfully defend against certain infringement claims, we may seek to invalidate the patent or seek a license to the technology prior to or during legal actions in order to reduce the risks in connection with the product launches (or at a later time after product introduction) and to reduce further costs and the risk of a court determination that our technology, techniques, proprietary compounds or potential product candidates infringe the third party’s patents. A required license may be costly or may not be available on acceptable terms, if at all. A costly license, or inability to obtain a necessary license, could have a material adverse effect on our business.

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

The market exclusivity of our products may be impacted by competitive products that are either innovative or generic copies. In our industry, the risk of generic challenges has been increasing. U.S. law includes an approval pathway for generic versions of innovative small molecule products. Under the pathway, the FDA may approve products that are generic copies of innovative small molecule therapies on the basis of less extensive data than is required for a full new drug application. The law provides a mechanism to challenge the patents that protect an innovator’s products. Such litigation may begin as early as four years after the innovative small molecule product is first approved by the FDA. Pathways for generic products also exist in many other markets, including Europe and Japan. Competition, including from generics approved for marketing, would likely result in a decrease in volume of sales of our products, as well as a decrease in prices and lower margins for our products (if approved for marketing by regulatory authorities).

We may initiate, become a defendant in, or otherwise become party to lawsuits to protect or enforce our intellectual property rights, which could be expensive, time-consuming, and unsuccessful.

Competitors may infringe any patents we may own or in-license, our trade secrets or other proprietary rights. In addition, any patents or other proprietary rights we may own or in-license also may become involved in inventorship, priority, validity or unenforceability disputes. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming to litigate. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful (and we may not be able to prevent the commercialization of any competitor product or a generic). In addition, in an infringement proceeding, a court may decide that one or more of any patents we may own or in-license is not valid or is unenforceable or that the other party’s use of our technology that may be patented falls under the safe harbor to patent infringement under 35 U.S.C. § 271(e)(1) (relating to conduct used in connection with obtaining regulatory approval of a medical device or drug). There is also the risk that, even if the validity of these patents is upheld, the court may refuse to stop the other party from using the technology at issue on the grounds that any patents we may own or in-license do not cover the technology in question or that such third party’s activities do not infringe our patent applications or any patents we may own or in-license (or any other proprietary rights we may own). An adverse result in any litigation or defense proceedings could put one or more of any patents we may own or in-license at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings relating to our proprietary rights could have a material adverse effect on our ability to compete in the marketplace and may negatively impact our stock price.

Post-grant proceedings provoked by third parties or brought by the USPTO may be necessary to determine the validity or priority of inventions with respect to our patent applications or any patents we may own or in-license. These proceedings are expensive and an unfavorable outcome could result in a loss of our current patent rights (or technology covered under current patent applications) and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms, or at all. In addition to potential USPTO post-grant proceedings, we may become a party to patent opposition proceedings in the EPO, or similar proceedings in other foreign patent offices or courts where our patents may be challenged. The costs of these proceedings could be substantial, and may result in a loss of scope of some claims or a loss of the entire patent.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could `distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for research and development activities or any future sales, marketing, patient support or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately (and we may decline to initiate litigation against a potential infringing party because the cost of the litigation and use of cash resources may be determined to not be in the best interests of the company at such time).

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

The intellectual property landscape relevant to our product candidates and programs is crowded, and third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on our results of operations and the success of our business. We cannot assure you that our current or future product candidates and other technologies that we have developed, are developing or may develop in the future do not or will not infringe, misappropriate or otherwise violate existing or future patents or other intellectual property rights owned by third parties. For example, many of our employees were previously employed at other biotechnology or pharmaceutical companies or research institutions. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also be subject to claims that patents and applications we have filed to protect inventions of our employees, consultants and advisors, even those related to one or more of our current or future product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims.

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

• a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including TNG908, TNG462, TNG260 or TNG348 or future product candidates, or from using our proprietary technologies, unless the third party licenses its product, process or other rights to us, which it is not required to do, on commercially reasonable terms or at all;

• if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights for our products, processes or other rights, or the license to us may be non-exclusive, which would permit third parties to use the same intellectual property to compete with us;

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

We may be unable to obtain patent or other intellectual property protection for our current or future product candidates or our future products, if any, in all jurisdictions throughout the world, and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek or obtain intellectual property protection.

We may not be able to (or we may decide not to) pursue patent coverage of our current or future product candidates and technologies in all countries. Filing, prosecuting and defending patents on current or future product candidates and technologies in all countries throughout the world would be prohibitively expensive, and intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but where intellectual property rights enforcement is not as strong as that in the United States. These products may compete with our current or future product candidates and in jurisdictions where we do not have any issued patents our patent applications or other intellectual property rights may not be effective or sufficient to prevent them from competing. Much of our patent portfolio is at the very early stage. We will need to decide whether and in which jurisdictions to pursue protection for the various inventions in our portfolio prior to applicable deadlines.

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

Our European patents and patent applications could be challenged in the recently created Unified Patent Court, or UPC, for the European Union. We may decide to opt out of our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents have historically been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

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

Further, the terms of these agreements can be complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business.

Any termination of these licenses, or if the underlying patents or intellectual property or proprietary rights fail to provide the intended exclusivity, could result in the loss of significant rights and could harm our ability to commercialize our current or future product candidates, and competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or similar to ours and we may be required to cease our development and commercialization of certain of our current or future product candidates. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

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

• the priority of invention of any patented technology; and

• the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our future licensors and us and our partners and collaborators.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending patent application in the United States and abroad that is relevant to or necessary for the commercialization of our current or future product candidates in any jurisdiction. For example, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. As mentioned above, patent applications in the United States and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our current or future product candidates could have been filed by third parties without our knowledge. Additionally, identification of third-party patent rights that may be relevant to our operations is difficult because patent searching is imperfect due to, for example, differences in terminology among patents or incomplete databases. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current or future product candidates or technologies or the use of our current or future product candidates. The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our current or future product candidates or use certain technologies. We may incorrectly determine that our current or future product candidates or technologies are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our current or future product candidates or use certain technologies. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current or future product candidates or use certain technologies.

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

The degree of future protection afforded by our intellectual property rights, whether owned or in-licensed, is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain any competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

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

We must also maintain all such regulatory approvals for the period of time that we sell the product in each such jurisdiction. Our failure to obtain, or a delay in obtaining, approval or our failure to maintain approvals once obtained, will prevent us from selling products and generating revenues for those products in such jurisdiction where we do not hold such approvals.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, sale, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

We may seek priority review designation for one or more of our product candidates, but we might not receive such designation, and even if we do, such designation may not lead to a faster regulatory review or approval process.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months from the date of filing, rather than the standard review period of ten months from the date of filing. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful in obtaining such designation. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. The FDA granted Orphan Drug Designation to TNG908 for the treatment of malignant peripheral nerve sheath tumors (MPNST) and malignant glioma, including GBM and to TNG462 for the treatment of soft tissue sarcoma.

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected). Additionally, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the product. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA or the EMA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. The applicable period is seven years in the United States and ten years in the European Union. The exclusivity period in the European Union can be reduced to six years if, at the end of the fifth year, it is established that a product no longer meets the criteria for orphan designation, including where it is shown that the product is sufficiently profitable so that market exclusivity is no longer justified.

Obtaining orphan drug exclusivity may not effectively protect a product candidate from competition because different products having different chemical compositions can be approved for the same condition and the same therapies can be approved for different conditions but used off-label. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process. While we may seek orphan drug designation for our other product candidates, we may never receive such designations. Even if we do receive such designations, there is no guarantee that we will enjoy the benefits of those designations.

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

The FDA, the EMA and regulatory authorities in other countries have expressed interest in further regulating biotechnology products. Agencies at both the federal and state level in the United States, as well as U.S. Congressional committees and other governments or governing agencies, have also expressed interest in further regulating the biotechnology industry and the pharmaceutical industry, in particular. Such governmental action or actions may delay or prevent commercialization of some or all of our product candidates. Adverse developments in clinical trials of products conducted by us or by others may cause the FDA or other oversight bodies to change the requirements for conducting clinical trials or for approval of any of our product candidates. These regulatory review agencies and committees and the new requirements or guidelines they promulgate may lengthen the regulatory review process, require us to perform additional studies or trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of our product candidates or lead to significant post-approval limitations or restrictions. As we advance our product candidates, we will be required to consult with these regulatory agencies and comply with applicable requirements and guidelines. If we fail to do so, we may be required to delay or discontinue development of such product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Delays as a result of an increased or lengthier regulatory approval process or further restrictions on the development of our product candidates can be costly and could negatively impact our ability to complete clinical trials and commercialize our current and future product candidates in a timely manner, if at all.

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

In addition, government funding of the SEC and other government agencies on which our operations may rely, and those that fund research and development activities that is required by third parties we enter into agreements with, is subject to the political process, which is inherently fluid and unpredictable.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (IRA), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. This includes a provision that small molecule drugs can be chosen for price setting seven years after first approved by the FDA with the set price taking effect two years later, only nine years after the medicine was initially approved. This is far earlier than the time before small molecule medicines typically face generic competition. As a result, if we were to have one or more of our small molecule drugs approved by the FDA, under the IRA, we could be forced to sell our products at a lower price for CMS programs for several years earlier than would otherwise be the case. In addition, because this could result in lower future cash flows in those years, the future valuation of the company could be negatively impacted.

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

Although we do not currently have any products on the market, once we begin commercializing our product candidates, we will be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we may obtain regulatory approval. Our future arrangements with third-party payors, healthcare providers, and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our product candidates for which we obtain regulatory approval. See the section entitled “Business – Other healthcare laws."

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. If the FDA or a comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, labeling, packaging, distribution, import, export, adverse event reporting, storage, advertising, promotion, monitoring, and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMP and GCPs for any clinical trials that we conduct post-approval and pharmacovigilance reporting obligations. Manufacturers and other entities involved in the manufacture and distribution of approved drugs, and those supplying products, ingredients, and components of them, are required to register their establishments with the FDA and certain state agencies, and are subject to periodic announced and unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other regulatory requirements, including applicable product tracking and tracing requirements. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a REMS in order to approve our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses (SCCs), and the UK International Data Transfer Agreement/Addendum (UK IDTA) has been put in place). Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in substantial penalties to which we could be subject in the event of any non-compliance, including potential fines of up to the greater of €20 million (£17.5 million under the UK GDPR) or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. While we have implemented procedures to comply with the GDPR, maintaining ongoing compliance with these regulations will be a rigorous and time-intensive process that we expect will increase our cost of doing business and require us to continue to change certain of our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, many countries interpret the application of the provisions of the GDPR in different manner, making compliance in certain countries and across the EEA challenging.

The UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (Adequacy Decision) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. The UK Government has also now introduced a Data Protection and Digital Information Bill (UK Bill) into the UK legislative process to reform the UK’s data protection regime following Brexit. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

We may be unable to adequately protect our information technology systems from cyberattacks, cyber intrusions or otherwise which could result in damage to our information technology system and unauthorized disclosure or use of confidential or proprietary information, including personal data.

We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic health information in our day-to-day operations. In connection with our clinical trials, we (and our third party processors assisting with the clinical trials) may have access to or store clinical and health information of the patients participating in the trials and such information may be accessed as result of a cyberattack, cyber intrusion or otherwise.

A security breach, incident or compromise, whether through a successful cyberattack, cyber intrusion or otherwise, could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, computer viruses, denial-of-service, social engineering tactics or other means to threaten the security, confidentiality, integrity and availability of our information technology systems and data. A security breach, incident or compromise, whether through a successful cyberattack or otherwise, could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including the compounds we are developing, our screening platform technology, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we have implemented various measures designed to protect our information technology systems, there can be no assurance that our efforts will prevent security breaches, incidents or other compromises that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches, incidents or compromises could lead to improper access to, use of, or disclosure of our proprietary or confidential information (including clinical data or patients’ personal data) and could result in significant liability under various data protection laws, including state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international laws (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to conduct new studies and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches of our systems. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling such cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners, regulatory sanctions or penalties, increases in operating expenses, other expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches, incidents or compromises, or any improper access to or disclosure of proprietary or confidential information, could have adverse consequences for our business and our reputation. If we are unable to prevent or mitigate the impact of such security breaches, incidents, or other compromises, we could be exposed to litigation and governmental investigations and related fines and penalties.

Several U.S. states have passed or enacted comprehensive privacy laws. California, which enacted the California Consumer Privacy Act, or CCPA and its amendments, requires covered businesses to comply with specific privacy and security obligations regarding their handling of personal information of California consumers, such as providing the ability to opt-out of certain sales or transfers. The CCPA provides for civil penalties for violations, as well as a private right of action for certain types of data breaches. A number of other U.S. states have passed or enacted comprehensive privacy legislation which are similar to the CCPA, but contain several key differences in their scope application and enforcement, which may complicate our efforts and require additional resources and expenses in our effort to comply with them.

Similar comprehensive consumer privacy laws have been proposed in numerous other states. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies. There are also states that are specifically regulating health information. For example, Washington state recently passed a health privacy law that will regulate the collection and sharing of health information, and the law also has a private right of action, which further increases the relevant compliance risk. Connecticut and Nevada have also passed similar laws regulating consumer health data. In addition, other states have proposed and/or passed legislation that regulates the privacy and/or security of certain specific types of information. For example, a small number of states have passed laws that regulate biometric data specifically. These various privacy and security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products. State laws are changing rapidly and there is discussion in the U.S. Congress of a new comprehensive federal data privacy law to which we may likely become subject, if enacted. These laws demonstrate our vulnerability to the evolving regulatory environment related to personal data. As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

If we or third-party CMOs, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, we could face government enforcement actions (which could include civil or criminal penalties) or private litigation, which would require additional investment of resources, limit our ability to use personal data, and result in adverse publicity which could negatively affect our operating results and business. Claims that we or our third-party service providers have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could result in adverse publicity that could harm our business, increase our costs and negatively affect our reputation.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. We also expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law — is anticipated to enter into force in Spring 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2023, we had 140 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly as we function as a public company and in the areas of product development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Common Stock

Our principal stockholders own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Based on our common stock outstanding as of December 31, 2023, a limited number of shareholders hold greater than a majority of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general, and the market for biopharmaceutical companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

• the success or failure of competitive products or technologies;

• advancement of our preclinical programs into clinical testing;

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank (SVB) was closed by the California Department of Financial Protection and Innovation and Signature Bank and Silvergate Capital Corp. were each swept into receivership. We did hold certain funds in a deposit account with SVB, and while we now have access to those funds, we did not have access for a short time leading up to the events on March 10, 2023.

Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors caused by the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non- income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our potential future customers’ and our compliance, operating and other costs, as well as the costs of our products, if approved. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. Complying with these tax laws is complex and the statutes and regulations can be subject to varying interpretation which can make compliance challenging.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the United States and other countries have experienced increased inflation and interest rates increased in response to this inflation. These conditions in the U.S. and global economy have caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn, a marked increase in interest rates and inflation could result in a variety of risks to our business, including, weakened demand for our product candidates (if and when approved by regulatory authorities) and our inability to raise additional capital when needed on acceptable terms, if at all. In addition, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine (where a vendor that performs chemistry related work on our pre-clinical product candidates is located) and, while we do not otherwise have direct exposure to Ukraine, our business and results of operations may be impacted based upon the events taking place there. A weak or declining economy could also strain our suppliers and the global supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares at the price you paid.

Although our common stock is listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may be unable to sell their shares.

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

In an effort to protect our business from cybersecurity threats, we maintain and utilize various tools and processes that are designed to identify, assess, and manage cybersecurity risks. Our cybersecurity risk management program, which is in process of being integrated into our enterprise risk management program, is based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our cybersecurity risk management program focuses on monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents.

There are a number of components of our risk management program. We leverage external third parties for security testing on an annual basis, including penetration testing. We consistently monitor critical risks from cybersecurity threats using automated tools and have a process to implement mitigation plans. Our Security Committee, headed by the Head of IT and Chief Legal Counsel, assess and monitor any identified security incidents that impact us or our external partners. Furthermore, we assess and review the cybersecurity practices of third parties who have access to our systems and/or process our sensitive information. This assessment may involve requesting Systems and Organization Controls Type 2 reports (SOC2 reports), conversations with our Head of IT, and the inclusion of contractual requirements to maintain data protection safeguards and timely notification if the third party experiences a security incident which may have a critical impact on our business or our data. Additionally, we conduct cybersecurity awareness training for employees during onboarding and throughout the year, and we conduct regular phishing simulations in an effort to raise awareness of spoofed or manipulated electronic communications and other cybersecurity threats.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, and we do not believe they are reasonably likely to materially affect us, our business strategy, results of operations or financial condition, we could from time to time, experience threats to and security incidents related to our third-party vendors’ information systems. For more information about the cybersecurity risks we face, see the risk factor entitled “We may be unable to adequately protect our information technology systems from cyberattacks, cyber intrusions or otherwise which could result in damage to our information technology systems and unauthorized disclosure or use of confidential or proprietary information, including personal data” in Item 1A- Risk Factors.

Cybersecurity Governance

Our Board of Directors has delegated responsibility for overseeing our policies, practices and assessments with respect to cybersecurity and other information technology risks to the Audit Committee. Our Head of IT, under the supervision of our Chief Financial Officer, is responsible for the establishment and maintenance of our cybersecurity risk management program, including the day-to-day oversight of the assessment and management of cybersecurity risks. The Head of IT will regularly consult with outside security experts and management to evaluate certain aspects of the cybersecurity risk management program. The Head of IT has approximately 15 years of experience in information security and cybersecurity risk management. The IT team also institutes and maintains controls for our systems, applications, and databases.

The Head of IT reports on the status of our cybersecurity risk management program to management and our Audit Committee on a periodic basis, which may include a discussion of the results of our annual third party cybersecurity risk assessments and critical updates to our mitigation and remediation efforts.

Item 2. Properties

Our corporate headquarters is located at 201 Brookline Avenue, Boston, Massachusetts, where we lease approximately 64,805 square feet of office and laboratory space. The term of our amended lease with respect to this facility expires on January 31, 2033, however, under certain circumstances, this lease may terminate on an earlier date.

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

Holders of Common Stock

As of March 12, 2024, there were approximately 37 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number of stockholders of record.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing at the end of this Annual Report on Form 10-K for the year ended December 31, 2023. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including glioblastoma, non-small cell lung cancer and pancreatic cancer. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Initial pharmacodynamic (PD) data from the ongoing TNG908 Phase 1/2 study, released in May 2023, provided proof-of-mechanism of MTA-cooperative PRMT5 inhibition, demonstrated by marked reduction of SDMA staining in MTAP-deleted cancer cells versus normal tissue. Pre-treatment and on-treatment biopsies demonstrated dose-dependent decreases in tumor SDMA staining with minimal or no decrease in normal tissue. The selective inhibition of PRMT5 in MTAP-deleted cancer cells is essential to enable the therapeutic index needed for efficacy. Patients are actively being enrolled in the dose escalation portion of the Phase 1/2 clinical trial, including those with GBM, and to date, the safety, tolerability and pharmacokinetics (PK) profiles of TNG908 are favorable. Clinical data from the ongoing trial are expected in 2024.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting potential business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM is excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. The TNG462 IND was cleared by the FDA in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles of TNG462 are favorable.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. These preclinical data demonstrate that TNG260 in combination with an anti-PD-1 antibody is active in cancers with STK11 mutation, a setting where an anti-PD-1 antibody alone is inactive. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the preliminary safety, tolerability and pharmacokinetics profiles of TNG260 are favorable. The trial is evaluating the safety, pharmacokinetics, PD and efficacy of TNG260 in combination with pembrolizumab, with a one cycle single agent run-in phase to evaluate the safety and PK of TNG260, in patients with locally advanced or metastatic solid tumors with an STK11 loss-of-function mutation. We believe that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

We are developing TNG348, a novel allosteric inhibitor of USP1 for treatment of BRCA1, BRCA2-mutant and other HRD+ cancers. HRD+ cancers, including BRCA 1/2 mutations, represent approximately 50% of ovarian, 25% of breast, 10% of prostate and 5% of pancreatic cancers. In vivo preclinical studies for TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant lines. Clinically, we expect TNG348 to have single agent activity in PARP inhibitor-naïve and PARP inhibitor-resistant BRCA1/2 mutant and other HRD+ cancers. Additionally, we expect TNG348 to synergize with PARP inhibitors in these acquired resistance settings, effectively restoring sensitivity to PARPi. The FDA cleared the TNG348 IND in the third quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in January 2024. Patients are actively being enrolled in the dose escalation portion of the trial.

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and simultaneous financing transactions, $225.1 million through our collaboration with Gilead and $123.0 million of gross proceeds through (i) $80.0 million from the private placement of common shares and pre-funded warrants to purchase common shares in August 2023 and (ii) $43.0 million from our "at-the-market" stock offering program in January 2024.

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2023 of $336.9 million, in addition to $41.7 million in net proceeds from our "at-the-market" stock offering program in January 2024, will enable us to fund our operating expenses and capital expenditure requirements at least into late 2026. Since inception, we have incurred significant operating losses. For the years ended December 31, 2023 and 2022, our net losses were $101.7 million and $108.2 million, respectively. We had an accumulated deficit of $371.3 million as of December 31, 2023. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

Private Placement

On August 10, 2023, we entered into a securities purchase agreement with a select group of institutional and accredited healthcare specialist investors for the private placement of 13,196,671 shares of common stock at a price of $5.15 per share and pre-funded warrants to purchase 2,340,579 shares of common stock at a purchase price of $5.1499 per pre-funded warrant, resulting in gross proceeds of $80.0 million. The pre-funded warrants have an exercise price of $0.0001 per share of common stock, were immediately exercisable and will remain exercisable until exercised in full. After deducting expenses related to the private placement of $0.2 million, the net proceeds to us from the private placement were $79.8 million. The private placement closed on August 11, 2023. The securities purchase agreement also provided for the registration for resale of the shares of common stock. The shares were registered for resale pursuant to a registration statement filed on Form S-3 with the SEC on September 9, 2023. Based in part upon the representations of the investors in the securities purchase agreement, the offering and sale of the shares of common stock was made in reliance on the exemption afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

At-the-Market Stock Offering

In September 2022, we entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which permitted the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by the Company or Jefferies. As of December 31, 2023, the Company had not sold any shares of common stock under this program.

In January 2024, the Company sold 4,001,200 shares of common stock under this program for net proceeds of $41.7 million.

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

As of December 31, 2023, $106.6 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead agreements.

During the years ended December 31, 2023 and 2022, we recognized $31.5 million and $24.9 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

Refer to Note 2 and Note 3 to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

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

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2023	2022
	(in thousands)
TNG908 direct program expenses	$10,851	$12,818
TNG462 direct program expenses	10,158	7,206
TNG260 direct program expenses	8,171	4,906
TNG348 direct program expenses	6,564	9,874
Discovery direct program expenses	23,426	28,763
Unallocated research and development expenses:
Personnel-related expenses	38,469	28,185
Facilities and other related expenses	17,559	14,154
Total research and development expenses	$115,198	$105,906

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

General and Administrative Expenses

General and administrative expenses consists primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs. General and administrative expense also includes professional services, including legal, accounting and audit services and other consulting fees as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

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

Other Income, Net

Other income, net consists of miscellaneous income and expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the years ended December 31, 2023 and 2022.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Collaboration revenue	$31,527	$24,860	$6,667
License revenue	5,000	—	5,000
Total revenue	36,527	24,860	11,667
Operating expenses:
Research and development	115,198	105,906	9,292
General and administrative	35,502	30,025	5,477
Total operating expenses	150,700	135,931	14,769
Loss from operations	(114,173)	(111,071)	(3,102)
Other income:
Interest income	6,619	1,456	5,163
Other income, net	5,944	1,493	4,451
Total other income, net	12,563	2,949	9,614
Loss before income taxes	(101,610)	(108,122)	6,512
Provision for income taxes	(134)	(54)	(80)
Net loss	$(101,744)	$(108,176)	$6,432

Collaboration Revenue

Collaboration revenue of $31.5 million and $24.9 million for the years ended December 31, 2023 and 2022, respectively, was derived from the Gilead collaboration. The increase of $6.6 million is primarily due to higher research costs incurred under the collaboration during the year ended December 31, 2023 resulting in higher collaboration revenue recognized.

License Revenue

License revenue of $5.0 million for the year ended December 31, 2023 was derived from the Gilead collaboration. The increase of $5.0 million is due to Gilead licensing a program for $5.0 million during the second quarter of 2023 as compared to no programs licensed during the year ended December 31, 2022.

Research and Development Expenses

Research and development expense was $115.2 million for the year ended December 31, 2023 compared to $105.9 million for the year ended December 31, 2022. The increase of $9.3 million was primarily due to a $10.3 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount. Facilities costs increased by $2.5 million due to expenses incurred related to the new lease at 201 Brookline Avenue in Boston, Massachusetts. These increases were partially offset by a $4.5 million decrease primarily due to lower spend on our discovery programs.

General and Administrative Expenses

General and administrative expense was $35.5 million for the year ended December 31, 2023 compared to $30.0 million for the year ended December 31, 2022. The increase of $5.5 million was primarily due to a $4.5 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

Interest Income

Interest income was $6.6 million for the year ended December 31, 2023 compared to $1.5 million for the year ended December 31, 2022. The increase of $5.1 million was primarily due to an increase in interest rates in 2023 as compared to 2022.

Other Income, Net

Other income, net was $5.9 million for the year ended December 31, 2023 compared to other income, net of $1.5 million for the year ended December 31, 2022, with the increase being attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for the year ended December 31, 2023 compared to less than $0.1 million for the year ended December 31, 2022. The income tax provision amount for both periods is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023, as well as $43.0 million of gross proceeds from our "at-the-market" stock offering program in January 2024, and another $225.1 million through our collaboration with Gilead. As of December 31, 2023, we had cash and cash equivalents and marketable securities of $336.9 million.

Funding Requirements

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2023 of $336.9 million, in addition to $41.7 million in net proceeds from our "at-the-market" stock offering program in January 2024, will enable us to fund our operating expenses and capital expenditure requirements at least into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows for each of the years presented:

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Net cash used in operating activities	$(117,982)	$(109,080)	$(8,902)
Net cash provided by investing activities	41,426	26,399	15,027
Net cash provided by financing activities	82,406	1,615	80,791
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,850	$(81,066)	$86,916

Operating Activities

Net cash used in operating activities was $118.0 million for the year ended December 31, 2023 compared to net cash used in operating activities of $109.1 million for the year ended December 31, 2022. The increase in net cash used in operating activities for the twelve months ended December 31, 2023 was primarily due to changes in operating assets and liabilities, partially offset by a decrease in net loss.

Investing Activities

Net cash provided by investing activities was $41.4 million for the year ended December 31, 2023 compared to net cash provided by investing activities of $26.4 million for the year ended December 31, 2022. The increase in cash provided by investing activities for the twelve months ended December 31, 2023 was primarily due to an increase in sales and maturities of marketable securities.

Financing Activities

Net cash provided by financing activities was $82.4 million for the year ended December 31, 2023 compared to net cash provided by financing activities of $1.6 million for the year ended December 31, 2022. The cash provided by financing activities for the twelve months ended December 31, 2023 consisted of the net proceeds received from our private placement financing transaction in August 2023 of $79.8 million, as well as the cash provided from the exercises of stock options and purchases from the 2021 Employee Stock Purchase Plan (the ESPP). The cash provided by financing activities for the twelve months ended December 31, 2022 was the result of cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2023 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$55,544	$5,101	$11,384	$12,077	$26,982
Total	$55,544	$5,101	$11,384	$12,077	$26,982

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at December 31, 2023. Refer to Note 7 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2023.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of December 31, 2023 and December 31, 2022, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in this Annual Report on Form 10-K for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2023, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Stock-Based Compensation

We estimate the fair value of our stock-based awards using the Black Scholes method utilizing the “simplified method,” for determining the expected life of the award, which is based on the mid-point between the vesting date and the end of the contractual term. We determine the volatility for stock-based awards granted based on an analysis of reported data for a peer group of companies. The expected volatility of stock-based awards granted has been determined using a weighted-average of the historical volatility measures of this peer group of companies. We will continue to apply this method until a sufficient amount of historical information regarding the volatility of our own stock price becomes available. The fair value of each share of common stock underlying stock-based awards is based on the closing price of our common stock as reported by Nasdaq on the date of grant. The risk-free interest rate utilized in our calculations is based on a treasury instrument whose term is consistent with the expected life of the stock based-awards. The expected dividend yield is assumed to be zero as we have never paid dividends and do not have current plans to pay any dividends on our common stock.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $336.9 million and $366.1 million as of December 31, 2023 and December 31, 2022, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the twelve months ended December 31, 2023. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2023 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies."

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Lesley Ann Calhoun, Director	11/6/2023	Rule 10b5-1 Trading Arrangement	Up to 20,000 shares to be sold	11/1/2024	N/A	N/A

(1) This trading arrangement, identified as a “Rule 10b5-1Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c).

(2) This trading arrangement permits transactions through and including the earlier to occur of (a) the completion of all purchases or sales or (b) the date listed in the table. This trading arrangement, identified as a “Rule 10b5-1 Trading Arrangement” only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the fiscal year ended December 31, 2023, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2023, with respect to our 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

3.2	Amended and Restated Bylaws of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8 filed with the SEC on October 14, 2021).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4/A filed by the Registrant on July 15, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Registrant on March 27, 2023).
4.3	Tango Therapeutics, Inc. Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on August 10, 2023).
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
10.3#

Tango Therapeutics, Inc. 2017 Stock Option and Grant Plan, as amended, and forms of award agreements thereunder (incorporated by reference to Exhibit 99.4 to Form S-8 filed by the Registrant on October 14, 2021).

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
10.6†

Amended and Restated Research Collaboration and License Agreement between Tango Therapeutics, Inc. and Gilead Sciences, Inc., dated August 17, 2020 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4/A filed by the Registrant on June 17, 2021).

10.7†

License Agreement between Tango Therapeutics, Inc. and Medivir AB, dated March 12, 2020 (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4/A filed by the Registrant on June 17, 2021).

10.8#	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.9	Form of Indemnification Agreement (Directors) (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.10#	Form of Indemnification Agreement (Officers) (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.11#	Senior Executive Cash Annual Incentive Plan (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed by the Registrant on August 13, 2021).
10.12+

Lease Agreement between the Company and ARE-MA Region No. 87 Tenant, LLC dated as of November 4, 2021 (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed by the Registrant on March 28, 2022).

10.13

Tango Therapeutics, Inc. 2023 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Registrant on February 7, 2023).

10.14#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 7, 2023).
10.15

Securities Purchase Agreement between Tango Therapeutics, Inc. and the parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 10, 2023).

21.1	List of subsidiaries of Tango Therapeutics, Inc.
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Tango Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Tango Therapeutics, Inc. Compensation Recovery Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Tango Therapeutics, Inc.

Date: March 18, 2024	By:	/s/ Barbara Weber
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

Name	Title	Date

/s/ Barbara Weber	President and Chief Executive Officer, Director	March 18, 2024
Barbara Weber, MD	(Principal Executive Officer)

/s/ Daniella Beckman	Chief Financial Officer	March 18, 2024
Daniella Beckman	(Principal Financial Officer)

/s/ Alexis Borisy	Chairman of the Board of Directors	March 18, 2024
Alexis Borisy

/s/ Lesley Ann Calhoun	Director	March 18, 2024
Lesley Ann Calhoun

/s/ Kanishka Pothula	Director	March 18, 2024
Kanishka Pothula

/s/ John Ketchum	Director	March 18, 2024
John Ketchum

/s/ Malte Peters	Director	March 18, 2024
Malte Peters, MD

/s/ Mace Rothenberg	Director	March 18, 2024
Mace Rothenberg, MD

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tango Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tango Therapeutics, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, of stockholders' equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 18, 2024

We have served as the Company's auditor since 2017.

TANGO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$66,385	$59,968
Marketable securities	270,500	306,165
Accounts receivable	—	2,000
Restricted cash	856	567
Prepaid expenses and other current assets	8,797	6,572
Total current assets	346,538	375,272
Property and equipment, net	9,908	10,884
Operating lease right-of-use assets	43,508	46,886
Restricted cash, net of current portion	2,567	3,423
Other assets	46	5
Total assets	$402,567	$436,470
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,785	$4,453
Accrued expenses and other current liabilities	15,401	17,495
Operating lease liabilities	2,082	1,770
Deferred revenue	25,670	31,792
Income tax payable	—	35
Total current liabilities	45,938	55,545
Operating lease liabilities, net of current portion	36,838	39,361
Deferred revenue, net of current portion	66,683	92,088
Total liabilities	149,459	186,994
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2023 and 2022, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2023 and December 31, 2022, respectively; 102,202,759 and 88,179,374 shares issued and outstanding as of December 31, 2023 and 2022, respectively	102	88
Additional paid-in capital	624,076	522,605
Accumulated other comprehensive income (loss)	186	(3,705)
Accumulated deficit	(371,256)	(269,512)
Total stockholders’ equity	253,108	249,476
Total liabilities and stockholders’ equity	$402,567	$436,470

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue	$31,527	$24,860
License revenue	5,000	—
Total revenue	36,527	24,860
Operating expenses:
Research and development	115,198	105,906
General and administrative	35,502	30,025
Total operating expenses	150,700	135,931
Loss from operations	(114,173)	(111,071)
Other income:
Interest income	6,619	1,456
Other income, net	5,944	1,493
Total other income, net	12,563	2,949
Loss before income taxes	(101,610)	(108,122)
Provision for income taxes	(134)	(54)
Net loss	$(101,744)	$(108,176)

Net loss per common share – basic and diluted	$(1.08)	$(1.23)
Weighted average number of common shares outstanding – basic and diluted	94,572,448	87,820,037

Net loss	$(101,744)	$(108,176)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	3,891	(2,940)
Comprehensive loss	$(97,853)	$(111,116)

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated Other
	Common Stock Outstanding		Additional	Comprehensive		Total
	Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	87,598,184	88	506,760	(765)	(161,336)	344,747
Issuance of common stock from exercise of options and employee stock purchase plan	581,190	—	1,623	—	—	1,623
Stock based compensation expense	—	—	14,230	—	—	14,230
Business combination and PIPE financing, issuance costs	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(2,940)	—	(2,940)
Net loss	—	—	—	—	(108,176)	(108,176)
Balance at December 31, 2022	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476
Issuance of common stock from exercise of options and employee stock purchase plan	826,714	—	1,941	—	—	1,941
Stock based compensation expense	—	—	19,079	—	—	19,079
Common shares issued in offering, net of issuance costs	13,196,671	14	67,708	—	—	67,722
Pre-funded warrants issued	—	—	12,054	—	—	12,054
Return of capital from a stockholder - related party	—	—	689	—	—	689
Other comprehensive income	—	—	—	3,891	—	3,891
Net loss	—	—	—	—	(101,744)	(101,744)
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(101,744)	$(108,176)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,415	1,608
Noncash operating lease expense	3,606	2,420
Stock-based compensation	19,079	14,230
Accretion on marketable securities	(3,394)	—
Other, net	22	(669)
Changes in operating assets and liabilities:
Accounts Receivable	2,000	—
Prepaid expenses and other current assets	(2,225)	(2,056)
Right-of-use asset	—	(10,125)
Other long-term assets	(41)	122
Accounts payable	(1,705)	1,097
Accrued expenses and other liabilities	(2,029)	7,629
Operating lease liabilities	(2,439)	1,700
Deferred revenue	(31,527)	(16,860)
Net cash used in operating activities	(117,982)	(109,080)
Cash flows from investing activities
Purchase of property and equipment	(1,526)	(7,692)
Sales and maturities of marketable securities	353,526	242,595
Purchases of marketable securities	(310,574)	(208,504)
Net cash provided by investing activities	41,426	26,399
Cash flows from financing activities
Proceeds from issuance of common shares and pre-funded warrants	80,017	—
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	1,941	1,623
Return of capital from a stockholder - related party	689	—
Payment of transaction costs	(241)	(8)
Net cash provided by financing activities	82,406	1,615
Net change in cash, cash equivalents and restricted cash	5,850	(81,066)
Cash, cash equivalents and restricted cash, beginning of period	63,958	145,024
Cash, cash equivalents and restricted cash, end of period	$69,808	$63,958
Supplemental cash flow information:
Cash paid for leases	$5,882	$1,413
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$38	$131
Operating lease liabilities from obtaining right-of-use assets	$—	$48,352
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$(228)	$300

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

At-the-Market Stock Offering

In September 2022, the Company entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which permitted the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by the Company or Jefferies. As of December 31, 2023, the Company had not sold any shares of common stock under this program.

In January 2024, the Company sold 4,001,200 shares of common stock under this program for net proceeds of $41.7 million.

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements requires that the Company make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosures. Significant estimates and assumptions made in the consolidated financial statements include, but are not limited to, the revenue recognized from collaboration agreements, the valuation of stock-based awards and the accrual for research and development expenses. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one operating segment, the business of discovering and developing precision oncology therapies. The Company's CEO is the chief operating decision maker.

Cash Equivalents

All highly liquid marketable securities purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds and U.S. Treasury bills as of December 31, 2023 and 2022.

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

The fair value of the Company’s cash equivalents and marketable securities are determined according to the fair value hierarchy described below (see Note 4). The carrying values of the Company’s accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and marketable debt securities. The Company’s cash, cash equivalent and marketable securities balances are held by major financial institutions that management believes to be creditworthy. The Company uses multiple financial institutions to limit the amount of credit exposure to any one financial institution. Substantially all the Company’s cash, cash equivalent and marketable debt securities were invested in money market funds, U.S. Treasury bills, and U.S. government agency bonds at December 31, 2023 and 2022. At times, the Company’s cash deposits may exceed the amount of federal insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to perform research activities and clinical trial activities that continue to progress its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the related processes of these vendors.

Restricted Cash

Cash accounts with any type of restriction are considered restricted cash and are classified on the balance sheet based on the length of the restrictive obligation. As of December 31, 2023 and 2022, the Company recorded restricted cash of $3.4 million and $4.0 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. The restricted cash balance as of December 31, 2023 related to the non-current and current security deposit balances associated with the Company’s ongoing facility lease in Boston, Massachusetts. The current portion of the security deposit balance relates to amount expected to be returned in less than a year from the December 31, 2023 balance sheet date as a scheduled security deposit reduction due to the passage of time on the overall lease. The restricted cash balance as of December 31, 2022 related to the non-current and current security deposit balances associated with the Company’s facility leases in Boston, Massachusetts and Cambridge, Massachusetts. The security deposit associated with the Company's facility lease in Boston, Massachusetts is recorded as non-current in its balance sheet as of December 31, 2022 because the deposit is required for a duration of greater than a year. The security deposit associated with the Company's previous facility lease in Cambridge, Massachusetts is recorded as current in its balance sheet as of December 31, 2022 because the deposit associated with the terminated lease was returned less than a year from the balance sheet date. The security deposit associated with the Company's previous facility lease in Cambridge, Massachusetts was released to the Company in March 2023.

The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the consolidated statements of cash flows are as follows:

	December 31,
	2023	2022
	(in thousands)
Cash and cash equivalents	$66,385	$59,968
Restricted cash	3,423	3,990
Cash, cash equivalents and restricted cash	$69,808	$63,958

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

The Company’s revenues are generated through its license and collaboration agreements with Gilead. Refer to Note 3, “Collaboration Agreements” elsewhere in these notes to the Company's consolidated financial statements.

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) performance obligations are satisfied. The Company only applies this framework to contracts when it is likely that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. The Company then allocates the transaction price (that is, the amount of consideration the Company expects to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognizes the associated revenue when (or as) each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which the Company expects to be entitled, subject to the constraint on variable consideration. Variable consideration is not constrained if the potential reversal of cumulative revenue recognized at the contract level is not significant.

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

Expected Term — The expected term of the stock options is estimated using the “simplified method,” as prescribed in SEC’s Staff Accounting Bulletin (SAB) No. 107, as the Company has limited historical information from which to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior for its stock option grants. The simplified method is the midpoint between the vesting period and the contractual term of the option.

Expected Volatility — Since there is limited historical data for the Company’s common stock and limited company-specific historical volatility, the Company has determined the share price volatility for options granted based on an analysis of the volatility used by a peer group of publicly traded companies. In evaluating similarity, the Company considers factors such as industry, stage of life cycle and size.

Risk-free Interest Rate — The risk-free rate is based on the U.S. Treasury yield curve commensurate with the expected life of the option.

Dividend Rate — The expected dividend is assumed to be zero as the Company has never paid dividends and has no current plans to do so.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) for the years ended December 31, 2023 and 2022 was unrealized gains (losses) on investments in marketable securities.

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

Issued and unexercised pre-funded warrants are classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All shares underlying pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

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

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The standard is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption, the standard should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to enhance the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard is effective for annual periods beginning after December 15, 2024. Upon adoption, the standard should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted. The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

3. Collaboration Agreements

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

In August 2020, the Company and Gilead entered into an Amended Research Collaboration and License Agreement (the Gilead Agreement), which superseded and replaced the 2018 Gilead Agreement. The Gilead Agreement represents a continuation of the initial target discovery and validation research and development efforts begun under the 2018 Gilead Agreement. Under the Gilead Agreement:

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, including as of the December 31, 2023 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

Accounting for the Gilead Collaboration

The Gilead Agreement is accounted under ASC 606.The Company identified a single combined performance obligation under the Gilead Agreement consisting of the research services and continued participation on the joint steering committee during the research term. For research option-extension fees, the Company determined that the additional goods and services relating to the continued research services were not distinct from the early-stage research services already promised to Gilead under the on-going research plan. Consideration pertaining to each of the research option-extensions is paid to the Company in equal quarterly installment payments over an agreed upon payment schedule. The research option-extension consideration are added to the transaction price under the Gilead Agreement. For license fees, as the Company has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own, and the license is separately identifiable from the research services.

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at December 31, 2023. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the years ended December 31, 2023 and 2022, the Company recognized $31.5 million and $24.9 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of December 31, 2023 and 2022, the Company had short-term deferred revenue of $25.7 million and $31.8 million, respectively, and long-term deferred revenue of $66.7 million and $92.1 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 3.6 years.

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$14,361	$—	$—	$14,361
U.S. Treasury bills	—	4,710	—	4,710
Marketable debt securities:
U.S. Treasury bills	—	194,763	—	194,763
U.S. government agency bonds	—	75,737	—	75,737
Total assets	$14,361	$275,210	$—	$289,571

	Fair Market Value Measurements as of December 31, 2022
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$7,577	$—	$—	$7,577
U.S. Treasury bills	—	16,030	—	16,030
Marketable debt securities
U.S. Treasury bills	—	199,245	—	199,245
U.S. government agency bonds	—	106,920	—	106,920
Total assets	$7,577	$322,195	$—	$329,772

There were no transfers between fair value levels during the years ended December 31, 2023 and 2022.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$194,461	$358	$(56)	$194,763
U.S. government agency bonds	75,853	23	(139)	75,737
	$270,314	$381	$(195)	$270,500

	Fair Value Measurements as of December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$201,834	$21	$(2,610)	$199,245
U.S. government agency bonds	108,036	—	(1,116)	106,920
	$309,870	$21	$(3,726)	$306,165

The Company holds marketable debt securities with an aggregate fair value of $42.6 million as of December 31, 2023 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$18,662	$(12)	$14,948	$(44)	$33,610	$(56)
U.S. government agency bonds	41,195	(22)	17,216	(117)	58,411	(139)
	$59,857	$(34)	$32,164	$(161)	$92,021	$(195)

	December 31, 2022
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$44,213	$(640)	$84,997	$(1,970)	$129,210	$(2,610)
U.S. government agency bonds	68,919	(627)	38,000	(489)	106,919	(1,116)
	$113,132	$(1,267)	$122,997	$(2,459)	$236,129	$(3,726)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at December 31, 2023, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.8 million and $0.5 million in accrued interest at December 31, 2023 and December 31, 2022, respectively.

6. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2023	2022
	(in thousands)
Laboratory equipment	$8,788	$7,720
Computer equipment	2,312	2,235
Computer software	125	125
Furniture and fixtures	1,777	1,699
Leasehold improvements	2,857	2,778
Construction in progress	38	8
	15,897	14,565
Less: Accumulated depreciation	(5,989)	(3,681)
Property and equipment, net	$9,908	$10,884

Depreciation expense was $2.4 million and $1.6 million for the years ended December 31, 2023 and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2023	2022
	(in thousands)
Payroll and employee-related costs	$7,910	$5,738
Research and development costs	6,204	10,490
Other	1,287	1,267
Total accrued expenses and other current liabilities	$15,401	$17,495

7. Leases

Operating Leases

In July 2017, the Company entered into a lease of office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease commenced in March 2018 and lease payments commenced in June 2018. This lease had an original term of eight years with an option to extend for one additional three-year period. The lease agreement required the Company to provide a letter of credit for $0.6 million that was collateralized with cash. In November 2021, the Company entered into a lease termination agreement for this leased office and laboratory space. The lease termination agreement was a modification of the original lease agreement that provided for, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date of September 30, 2022. The $0.6 million letter of credit associated with the lease was recorded as short-term restricted cash on the balance sheet as of December 31, 2022 was released to the Company in March 2023.

In September 2019, the Company entered into a new lease for office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The lease, as amended and restated in November 2021, has a non-cancelable term of ten years with an option to extend for up to two additional five-year periods. The lease commenced in August 2022, when the Company obtained access to the space for its' intended use. The lease agreement provides for initial tenant improvement allowances. The lease agreement required the Company to provide an initial letter of credit for $3.4 million that is collateralized with cash that is recorded as restricted cash in the accompanying balance sheets. The letter of credit is subject to reductions as lease anniversary dates are achieved.

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

In December 2022, the Company entered into an operating lease agreement to sublease a portion of the 201 Brookline Avenue premise to an unrelated third party. The sublease will expire on December 31, 2024. Sublease income recognized under the sublease agreement for the years ended December 31, 2023 was approximately $1.5 million, and was recorded as a reduction of the related lease expense. There was $0.1 million of sublease income recognized during the year ended December 31, 2022.

The Company’s rent payments for facility leases during the years ended December 31, 2023 and 2022 are classified as operating lease costs in the table below. The leases are both considered net leases and therefore the non-lease components, such as common area maintenance, are paid separately from rent based on actual costs incurred; therefore, the non-lease components are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. The non-lease components are classified as variable costs in the chart below. As of December 31, 2023 and 2022, right-of-use assets under operating leases totaled $43.5 million and $46.9 million, respectively. The elements of lease cost were as follows (in thousands, unless otherwise noted):

	Year Ended December 31,
Operating leases	2023	2022
Operating lease cost	$5,526	$4,079
Variable lease cost	3,815	476
Sublease Income	(1,467)	(101)
Total operating lease costs	$7,874	$4,454

Other information	December 31, 2023	December 31, 2022
Operating cash flows used for operating leases	$5,188	$(82)
Weighted average remaining lease term in years	9.1	10.0
Weighted average discount rate	8%	8%

Future minimum lease payments due under operating leases are as follows (in thousands):

Year Ending December 31,	Future minimum lease payments
2024	$5,101
2025	$5,608
2026	$5,776
2027	$5,949
2028	$6,128
Thereafter	$26,982
Total lease payments	55,544
Less: imputed interest	(16,624)
Total operating lease liabilities	$38,920

8. Commitments and Contingencies

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

Other Funding Commitments

As of December 31, 2023, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2023, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

9. Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of December 31, 2023. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

10. Common Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote in respect of each share of stock held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder. The holders of Common Stock are also entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2023.

The Company increased the number of shares of common stock authorized to be issued to 200,000,000 shares in August 2021, at the time in which the Certificate of Incorporation was amended and restated. As of December 31, 2023 and 2022, there were 102,202,759 and 88,179,374 shares of common stock issued and outstanding, respectively.

11. Equity Incentive Plans

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

2021 Stock Option and Incentive Plan

In August 2021, the Company's stockholders approved the 2021 Plan under which stock options, restricted stock units and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance.

Upon approval, the maximum number of shares of stock reserved and available for issuance under the 2021 Plan was 9,498,725 shares. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the least of: (i) five percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares as determined by the 2021 Plan Administrator, as appointed by the board of directors. Awards that are returned to the Company's equity plan as a result of forfeiture, cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the 2021 Plan. As of December 31, 2023, there were 6,305,845 shares available for future grant under the 2021 Plan and on January 1, 2024, the number of shares available for future grant under the 2021 Plan increased by 5,110,138 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. An aggregate of 949,873 shares were reserved for issuance. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 949,873 shares or (iii) such number of shares as determined by the administrator. During the year ended December 31, 2023, the Company issued 290,241 shares of common stock under the 2021 ESPP. As of December 31, 2023, there were 2,300,812 shares available for future purchase under the 2021 ESPP and on January 1, 2024, the number of shares available for future purchase under the 2021 ESPP increased by 949,873 shares.

2023 Inducement Plan

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved 3,000,000 shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards,or any combination of these to individuals who were not previously employees or directors of the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. Awards that are returned to the Company's equity plan as a result of forfeiture, cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the Inducement Plan. As of December 31, 2023, there were 2,256,250 shares available for future grant under the Inducement Plan.

Restricted Stock Units

The following table summarizes the RSU activity of the Company’s plans as of and for the years ended December 31, 2023:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2022	—	$-
Granted	847,888	5.13
Vested	(37,500)	2.67
Forfeited	(52,874)	4.88
Unvested and outstanding as of December 31, 2023	757,514	$5.25

The weighted-average grant date fair value per share of RSUs granted was $5.13 for the year ended December 31, 2023. No RSUs were granted during the year ended December 31, 2022.

As of December 31, 2023, total unrecognized compensation expense related to RSUs was $3.0 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

Stock Options

The following table summarizes the stock option activity of the Company’s plans as of and for the years ended December 31, 2023:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2022	12,924,086	$6.50	8.13	$24,267,448
Granted	5,427,552	$5.41
Exercised	(498,973)	$2.22
Cancelled	(1,117,705)	$7.48
Options outstanding as of December 31, 2023	16,734,960	$6.21	7.83	$62,640,906
Options exercisable as of December 31, 2023	7,878,781	$5.86	6.97	$32,213,577

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The total intrinsic value of options exercised totaled $2.8 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively. The weighted-average grant date fair value per share of stock options granted was $5.41 and $5.48 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, total unrecognized compensation expense related to stock options was $34.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years. Substantially all options outstanding as of December 31, 2023 are expected to vest.

Stock Option Valuation

The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	2023	2022
Expected option life (in years)	6.2	6.2
Expected volatility	72%	72%
Risk-free interest rate	4.1%	2.2%
Expected dividend yield	— %	— %

Stock-Based Compensation Expense

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
	2023	2022
	(in thousands)
Research and development	$10,047	$6,812
General and administrative	9,032	7,418
Total	$19,079	$14,230

12. Income Taxes

During the year ended December 31, 2023, the Company recorded a total tax provision of $0.1 million. During the year ended December 31, 2022, the Company recorded a total tax provision of less than $0.1 million. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022
Income taxes at U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.7	5.8
Federal and state research and development tax credits	6.3	3.5
Stock-based compensation expense	(2.1)	(1.5)
Nondeductible/nontaxable permanent items	(0.2)	(0.1)
Other	—	0.3
Change in valuation allowance	(31.8)	(29.1)
Effective tax rate	(0.1)%	(0.1)%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$16,579	$7,601
Research and development credit carryforwards	18,798	10,893
Operating lease liability	12,621	13,454
Deferred revenue	24,644	31,628
Accruals and reserves	1,904	1,498
Capitalized research costs	48,257	28,173
Other	4,561	2,830
Total gross deferred tax assets	127,364	96,077
Valuation allowance	(113,397)	(81,044)
Net deferred tax assets	$13,967	$15,033
Deferred tax liabilities
Depreciation	$(2,126)	$(2,310)
Right-of-use asset	(11,841)	(12,723)
Total gross deferred tax liabilities	(13,967)	(15,033)
Net deferred taxes	$—	$—

As of December 31, 2023, the Company had U.S. federal and state net operating loss (NOL) carryforwards of $66.3 million and $54.3 million, respectively, which may be available to offset future taxable income. The federal NOLs include

$2.8 million which expire at various dates beginning in 2036 and $63.5 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2036. As of December 31, 2023, the Company also had U.S. federal and state research and development tax credit carryforwards of $13.4 million and $7.1 million, respectively, which may be available to offset future taxable income. The federal credits will expire beginning in 2034, and the state credits will expire beginning in 2030.

Utilization of the U.S. federal and state net operating loss carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code, and corresponding provisions of state law, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income or tax liabilities. In general, an ownership change results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company last performed an analysis of ownership changes through December 31, 2021 and determined that on February 6, 2017 and August 17, 2020, ownership changes had occurred. Based on this analysis, the Company’s ability to use its pre-change tax attributes to offset federal and state taxable income are subject to annual limitations and a portion of the attributes generated prior to February 6, 2017 expired unutilized.

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2023 and 2022. Management reevaluates the positive and negative evidence at each reporting period. The Company recorded an increase to the valuation allowance of $32.4 million during 2023 related primarily to the increase in net operating loss carryforwards, research and development tax credit carryforwards, and capitalized research costs.

Beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to amortize them over five years for domestically incurred expenditures and over fifteen years for foreign incurred expenditures, pursuant to Internal Revenue Code Section 174. As of December 31, 2023, the Company has recorded a gross deferred tax asset of $171.2 million related to the capitalized IRC Section 174 expenditures.

As of December 31, 2023 and 2022, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2023 and 2022, the Company had no accrued interest or penalties related to uncertain tax positions in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal, Massachusetts, Oregon, Minnesota and California jurisdictions, as prescribed by tax laws. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for federal and state tax authorities is generally closed for years prior to December 31, 2019, although carryforward attributes that were generated prior to 2019 may still be subject to change upon examination if they are utilized to offset taxable income in subsequent tax years. There are currently no federal or state income tax audits in progress.

13. 401(K) Savings Plan

The Company maintains a 401(k) retirement savings plan for employees who satisfy certain eligibility requirements. The savings plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. The Company made matching contributions to participants in the 401(k) plan of $0.9 million and $0.7 million during the years ended December 31, 2023 and 2022, respectively.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2023	2022
Numerator:
Net loss	$(101,744)	$(108,176)
Denominator:
Weighted-average common stock outstanding – basic and diluted	$94,572,448	87,820,037
Net loss per common share – basic and diluted	$(1.08)	$(1.23)

In August 2023, the Company completed a private placement, in which 13,196,671 shares of common stock were sold together with pre-funded warrants to purchase 2,340,579 shares of common stock with an exercise price of $0.0001 per share. The pre-funded warrants were classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying the pre-funded warrants have been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

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

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	16,734,960	12,924,086
Unvested restricted common stock	757,514	—
Total	17,492,474	12,924,086