Form 10-Q
period 2024-03-31
Tango Therapeutics, Inc.
filed 2024-05-08
CIK 1819133

113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 106,846,262 shares of common stock, $0.001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision with respect to our securities. These risks are described more fully in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. These risks include, among others, the following (which is not an exhaustive list of all such risks):

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

•

We rely on a very limited number of third parties for the supply of the active pharmaceutical ingredients and drug product to be used in our product candidates (for the active pharmaceutical ingredient for all of our clinical trial products, an affiliate of WuXi AppTec is the sole source of all of such supply), and WuXi AppTec, has been the subject of a recent proposed Congressional legislation that, if approved, could materially restrict our ability to conduct business with, and obtain API from WuXi, and the loss of any of these suppliers, including WuXi, could significantly harm our business.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment in clinical trials, dosing in clinical trials, future plans for dose expansions, and initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the clinical trials (including initial and final trial results) will become available (such as clinical data from the ongoing TNG908 and TNG462 clinical trials expected in 2024);

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

•	our ability to obtain and, if approved, maintain regulatory approval of our product candidates;

•	our ability to commercialize our products, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business and product candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to enforce our intellectual property rights);

•	estimates of our future expenses, capital requirements, and our need for additional financing;

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

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including expectation that TNG348 has both single agent activity and combination activity with a PARP inhibitor and TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 - in both cases, see section titled “Risk Factors.”

The forward-looking statements contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II, Item 1A of this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, we use the following defined terms:

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
xi.
"Quarterly Report" means this Quarterly Report on Form 10-Q for the three months ended March 31, 2024;
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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange

v

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$61,163	$66,385
Marketable securities	282,436	270,500
Restricted cash	—	856
Prepaid expenses and other current assets	8,437	8,797
Total current assets	352,036	346,538
Property and equipment, net	9,522	9,908
Operating lease right-of-use assets	42,086	43,508
Restricted cash, net of current portion	2,567	2,567
Other assets	11	46
Total assets	$406,222	$402,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,898	$2,785
Accrued expenses and other current liabilities	13,755	15,401
Operating lease liabilities	2,066	2,082
Deferred revenue	23,070	25,670
Total current liabilities	42,789	45,938
Operating lease liabilities, net of current portion	36,169	36,838
Deferred revenue, net of current portion	62,812	66,683
Total liabilities	141,770	149,459
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; 106,730,785 and 102,202,759 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	107	102
Additional paid-in capital	673,772	624,076
Accumulated other comprehensive (loss) income	(257)	186
Accumulated deficit	(409,170)	(371,256)
Total stockholders’ equity	264,452	253,108
Total liabilities and stockholders’ equity	$406,222	$402,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue	$6,471	$5,766
Operating expenses:
Research and development	38,065	28,039
General and administrative	10,661	8,013
Total operating expenses	48,726	36,052
Loss from operations	(42,255)	(30,286)
Other income:
Interest income	2,197	1,061
Other income, net	2,184	1,217
Total other income, net	4,381	2,278
Loss before income taxes	(37,874)	(28,008)
Provision for income taxes	(40)	—
Net loss	$(37,914)	$(28,008)

Net loss per common share – basic and diluted	$(0.35)	$(0.32)
Weighted average number of common shares outstanding – basic and diluted	108,171,463	88,193,917

Net loss	$(37,914)	$(28,008)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(443)	1,504
Comprehensive loss	$(38,357)	$(26,504)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	526,826	1	1,258	—	—	1,259
At-the-market offerings, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Stock-based compensation expense	—	—	6,719	—	—	6,719
Other comprehensive loss	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(37,914)	(37,914)
Balance at March 31, 2024	106,730,785	$107	$673,772	$(257)	$(409,170)	$264,452

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476
Issuance of common stock under stock plans	30,590	—	73	—	—	73
Stock-based compensation expense	—	—	4,219	—	—	4,219
Other comprehensive income	—	—	—	1,504	—	1,504
Net loss	—	—	—	—	(28,008)	(28,008)
Balance at March 31, 2023	88,209,964	$88	$526,897	$(2,201)	$(297,520)	$227,264

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(37,914)	$(28,008)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	625	581
Noncash operating lease expense	925	877
Stock-based compensation	6,719	4,219
Accretion on marketable securities	(1,371)	(893)
Other, net	(10)	4
Changes in operating assets and liabilities:
Accounts Receivable	—	2,000
Prepaid expenses and other current assets	360	(2,783)
Other long-term assets	35	(13)
Accounts payable	1,042	1,552
Accrued expenses and other liabilities	(1,609)	(6,703)
Operating lease liabilities	(188)	26
Deferred revenue	(6,471)	(5,766)
Net cash used in operating activities	(37,857)	(34,907)
Cash flows from investing activities
Purchase of property and equipment	(195)	(620)
Sales and maturities of marketable securities	109,255	84,705
Purchases of marketable securities	(120,263)	(52,534)
Net cash (used in) provided by investing activities	(11,203)	31,551
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	41,723	—
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	1,259	73
Net cash provided by financing activities	42,982	73
Net change in cash, cash equivalents and restricted cash	(6,078)	(3,283)
Cash, cash equivalents and restricted cash, beginning of period	69,808	63,958
Cash, cash equivalents and restricted cash, end of period	$63,730	$60,675
Supplemental cash flow information:
Cash paid for leases	$1,351	$746
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$71	$290
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$497	$(215)

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

In January 2024, the Company sold 4,001,200 shares of common stock under this program for gross proceeds of $43.0 million.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and 2023 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

2.
Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as described below.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of each asset. Estimated useful lives are periodically assessed to determine if changes are appropriate. The estimated useful lives of the Company’s property and equipment are as follows:

Asset	Estimated useful life
Computer equipment	3 years
Computer software	3 years
Furniture and fixtures	5 years
Laboratory equipment	5 years
Leasehold improvements	Shorter of remaining lease term or 10 years

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

3.
Collaboration Agreements

In October 2018, the Company entered into a Research Collaboration and License Agreement (the 2018 Gilead Agreement) with Gilead Sciences, Inc. (Gilead). Pursuant to the terms of the 2018 Gilead Agreement, the Company received an initial upfront payment of $50.0 million. Gilead had the option to obtain exclusive, worldwide licenses to develop and commercialize up to five validated programs (Gilead Program License).

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, including as of the March 31, 2024 balance sheet date, Gilead maintains an ownership of less than 10% of the Company's common stock and is thus not considered to be a related party to the Company.

Accounting for the Gilead Collaboration

The Gilead Agreement is accounted for under ASC 606. The Company identified a single combined performance obligation under the Gilead Agreement consisting of the research services and continued participation on the joint steering committee during the research term. For research option-extension fees, the Company determined that the additional goods and services relating to the continued research services were not distinct from the early-stage research services already promised to Gilead under the on-going research plan. Consideration pertaining to each of the research option-extensions is paid to the Company in equal quarterly installment payments over an agreed upon payment schedule. The research option-extension consideration are added to the transaction price under the Gilead Agreement. License fees are recognized as revenue immediately as the Company has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own, and the license is separately identifiable from the research services.

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at March 31, 2024. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million in payment pursuant to research option-extension fees in December 2020 and in September 2021. During the three months ended March 31, 2024 and 2023, the Company recognized $6.5 million and $5.8 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of March 31, 2024 and December 31, 2023, the Company had short-term deferred revenue of $23.1 million and $25.7 million, respectively, and long-term deferred revenue of $62.8 million and $66.7 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 3.4 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheets.

Costs incurred pursuant to the Gilead Agreements are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of March 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$6,757	$—	$—	$6,757
U.S. Treasury bills	—	3,963	—	3,963
Marketable debt securities:
U.S. Treasury bills	—	247,379	—	247,379
U.S. government agency bonds	—	35,057	—	35,057
Total assets	$6,757	$286,399	$—	$293,156

	Fair Market Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,361	$—	$—	$14,361
U.S. Treasury bills	—	4,710	—	4,710
Marketable debt securities
U.S. Treasury bills	—	194,763	—	194,763
U.S. government agency bonds	—	75,737	—	75,737
Total assets	$14,361	$275,210	$—	$289,571

There were no transfers between fair value levels during the three months ended March 31, 2024.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$247,574	$51	$(246)	$247,379
U.S. government agency bonds	35,119	2	(64)	35,057
	$282,693	$53	$(310)	$282,436

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$194,461	$358	$(56)	$194,763
U.S. government agency bonds	75,853	23	(139)	75,737
	$270,314	$381	$(195)	$270,500

The Company holds marketable debt securities with an aggregate fair value of $42.9 million as of March 31, 2024 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	March 31, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$161,683	$(246)	$-	$-	$161,683	$(246)
U.S. government agency bonds	16,731	(15)	12,949	(49)	29,680	(64)
	$178,414	$(261)	$12,949	$(49)	$191,363	$(310)

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$18,662	$(12)	$14,948	$(44)	$33,610	$(56)
U.S. government agency bonds	41,195	(22)	17,216	(117)	58,411	(139)
	$59,857	$(34)	$32,164	$(161)	$92,021	$(195)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at March 31, 2024, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.4 million and $1.8 million in accrued interest at March 31, 2024 and December 31, 2023, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$8,850	$8,788
Computer equipment	2,417	2,312
Computer software	125	125
Furniture and fixtures	1,777	1,777
Leasehold improvements	2,857	2,857
Construction in progress	109	38
	16,135	15,897
Less: Accumulated depreciation	(6,613)	(5,989)
Property and equipment, net	$9,522	$9,908

Depreciation expense was $0.6 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Payroll and employee-related costs	$2,858	$7,910
Research and development costs	8,909	6,204
Other	1,988	1,287
Total accrued expenses and other current liabilities	$13,755	$15,401

Restricted Cash

As of March 31, 2024 and 2023, the Company maintained a restricted cash balance of $2.6 million and $3.4 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	March 31, 2024	March 31, 2023
	(in thousands)
Cash and cash equivalents	$61,163	$57,252
Restricted cash	2,567	3,423
Cash, cash equivalents and restricted cash	$63,730	$60,675

7.
Commitments and Contingencies

Other Funding Commitments

As of March 31, 2024, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2024, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

8.
Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of March 31, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

9.
Stock-Based Compensation

Stock Incentive Plan

In March 2017, the Company’s stockholders approved the 2017 Stock Option and Grant Plan (the 2017 Plan), under which stock options and restricted stock awards were granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances under the 2017 Plan were subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance.

In August 2021, the Company's stockholders approved the 2021 Plan under which stock options, restricted stock units and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of March 31, 2024, the Company had 6,731,840 shares available for future issuance under the 2021 Plan.

The 2023 Inducement Plan (the Inducement Plan) became effective upon approval of the Company's board of directors in February 2023. The Inducement Plan allows the Company to make equity and equity-based incentive awards to individuals who were not previously employees or directors of the Company. As of March 31, 2024, the Company had 2,057,750 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Research and development	$3,806	$2,135
General and administrative	2,913	2,084
Total	$6,719	$4,219

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2023	16,734,960	$6.21	7.83	$62,640,906
Granted	4,288,631	$12.12
Exercised	(333,511)	$3.81
Cancelled	(100,855)	$7.14
Options outstanding as of March 31, 2024	20,589,225	$7.47	8.00	$37,007,114
Options exercisable as of March 31, 2024	9,348,930	$5.95	7.04	$24,344,914

As of March 31, 2024, total unrecognized compensation expense related to stock options was $63.6 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the three months ended March 31, 2024:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2023	757,514	$5.25
Granted	709,718	12.14
Vested	(197,925)	5.18
Forfeited	(14,851)	6.24
Unvested and outstanding as of March 31, 2024	1,254,456	$9.15

As of March 31, 2024, total unrecognized compensation expense related to RSUs was $10.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination. During the three months ended March 31, 2024, the Company issued zero shares of common stock under the 2021 ESPP.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2024	2023
Numerator:
Net loss	$(37,914)	$(28,008)
Denominator:
Weighted-average common stock outstanding – basic and diluted	$108,171,463	88,193,917
Net loss per common share – basic and diluted	$(0.35)	$(0.32)

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

The Company’s potential dilutive securities, which include common stock options and unvested restricted common stock units, have been excluded from the computation of diluted net loss per share as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	March 31,
	2024	2023
Stock options to purchase common stock	20,589,225	17,018,240
Unvested restricted common stock units	1,254,456	633,626
Total	21,843,681	17,651,866

11.
Income Taxes

The Company’s effective income tax rate was -0.1% and 0.0% for the three months ended March 31, 2024 and 2023, respectively. The income tax provision was less than $0.1 million and $0 for the three months ended March 31, 2024 and 2023, respectively. Consistent with the prior year, for 2024 the Company assessed the requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which remains effective as of March 31, 2024. The Company is forecasting a taxable loss position in 2024 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three months ended March 31, 2024 and 2023 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including glioblastoma, non-small cell lung cancer and pancreatic cancer. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Initial pharmacodynamic (PD) data from the ongoing TNG908 Phase 1/2 study, released in May 2023, provided proof-of-mechanism of MTA-cooperative PRMT5 inhibition, demonstrated by marked reduction of SDMA staining in MTAP-deleted cancer cells versus normal tissue. Pre-treatment and on-treatment biopsies demonstrated dose-dependent decreases in tumor SDMA staining with minimal or no decrease in normal tissue. The selective inhibition of PRMT5 in MTAP-deleted cancer cells is essential to enable the therapeutic index needed for efficacy. In the second quarter of 2024, we initiated the dose expansion portion of the phase 1/2 clinical trial, opening cohorts in glioblastoma, non-small cell lung and pancreatic cancers at 600 mg twice-daily (BID). Clinical data from the ongoing trial are expected in the second half of 2024.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting potential business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM is excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. The TNG462 IND was cleared by the FDA in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the safety, tolerability and pharmacokinetics profiles of TNG462 remain favorable with increasing doses. We expect to initiate the dose expansion portion of the phase 1/2 clinical trial in the second quarter of 2024. Clinical data from the ongoing trial are expected in the second half of 2024.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. These preclinical data demonstrate that TNG260 in combination with an anti-PD-1 antibody is active in cancers with STK11 mutation, a setting where an anti-PD-1 antibody alone is inactive. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Patients are actively being enrolled in the dose escalation portion of the trial and to date, the safety, tolerability and pharmacokinetics profiles of TNG260 remain favorable. The trial is evaluating the safety, pharmacokinetics, PD and efficacy of TNG260 in combination with pembrolizumab, with a one cycle single agent run-in phase to evaluate the safety and PK of TNG260, in patients with locally advanced or metastatic solid tumors with an

STK11 loss-of-function mutation. We believe that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

We are developing TNG348, a novel allosteric inhibitor of USP1 for treatment of BRCA1, BRCA2-mutant and other HRD+ cancers. HRD+ cancers, including BRCA 1/2 mutations, represent approximately 50% of ovarian, 25% of breast, 10% of prostate and 5% of pancreatic cancers. In vivo preclinical studies for TNG348 have shown single agent efficacy and combination benefit with PARP inhibitors in BRCA1, BRCA2-mutant and other HRD+ cell-line and patient derived xenografts, including those that are intrinsically resistant to PARP inhibition. These preclinical data further demonstrate that TNG348 is synergistic with PARP inhibition across a panel of human ovarian and breast cancer cell lines, including both PARP inhibitor sensitive and resistant lines. Clinically, we expect TNG348 to have single agent activity in PARP inhibitor-naïve and PARP inhibitor-resistant BRCA1/2 mutant and other HRD+ cancers. Additionally, we expect TNG348 to synergize with PARP inhibitors in these acquired resistance settings, effectively restoring sensitivity to PARPi. The FDA cleared the TNG348 IND in the third quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in January 2024. Patients are actively being enrolled in the dose escalation portion of the trial and to date, single agent pharmacokinetic, pharmacodynamic, safety and tolerability data are favorable.

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

We expect that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2024 of $343.6 million will enable us to fund our operating expenses and capital expenditure requirements at least into late 2026. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2024 and 2023, our net losses were $37.9 million and $28.0 million, respectively. We had an accumulated deficit of $409.2 million as of March 31, 2024. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

In January 2024, the Company sold 4,001,200 shares of common stock under this program for gross proceeds of $43.0 million.

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

As of March 31, 2024, $113.1 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead agreements.

During the three months ended March 31, 2024 and 2023, we recognized $6.5 million and $5.8 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

Refer to Note 2 and Note 3 to our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

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

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
TNG908 direct program expenses	$4,258	$3,033
TNG462 direct program expenses	5,086	1,878
TNG260 direct program expenses	2,236	1,422
TNG348 direct program expenses	3,300	2,151
Discovery direct program expenses	5,511	6,669
Unallocated research and development expenses:
Personnel-related expenses	12,798	8,992
Facilities and other related expenses	4,876	3,894
Total research and development expenses	$38,065	$28,039

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three month periods ended March 31, 2024 and 2023.

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$6,471	$5,766	$705
Operating expenses:
Research and development	38,065	28,039	10,026
General and administrative	10,661	8,013	2,648
Total operating expenses	48,726	36,052	12,674
Loss from operations	(42,255)	(30,286)	(11,969)
Other income:
Interest income	2,197	1,061	1,136
Other income, net	2,184	1,217	967
Total other income, net	4,381	2,278	2,103
Loss before income taxes	(37,874)	(28,008)	(9,866)
Provision for income taxes	(40)	—	(40)
Net loss	$(37,914)	$(28,008)	$(9,906)

Collaboration Revenue

Collaboration revenue of $6.5 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were similar during each of the three month periods presented which resulted in similar collaboration revenue amounts recognized.

Research and Development Expenses

Research and development expense was $38.1 million for the three months ended March 31, 2024 compared to $28.0 million for the three months ended March 31, 2023. The increase was primarily due to a $6.4 million increase relating to the advancement of our clinical programs. Additionally, the increase was also due to $3.8 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $10.7 million for the three months ended March 31, 2024 compared to $8.0 million for the three months ended March 31, 2023. The increase of $2.7 million was primarily due to $2.2 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $2.2 million for the three months ended March 31, 2024 compared to $1.0 million for the three months ended March 31, 2023, with the increase attributed to an increase in interest rates in 2024 as compared to 2023.

Other Income, Net

Other income, net was $2.2 million for the three months ended March 31, 2024 compared to other income, net of $1.2 million for the three months ended March 31, 2023, with the increase attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023. The income tax provision amount for the period ended March 31, 2024 is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023, as well as $43.0 million of gross proceeds from our "at-the-market" stock offering program in January 2024, and another $225.1 million through our collaboration with Gilead. As of March 31, 2024, we had cash and cash equivalents and marketable securities of $343.6 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2024 of $343.6 million will enable us to fund our operating expenses and capital expenditure requirements at least into late 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our cash flows for each of the three month periods presented:

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(37,857)	$(34,907)	$(2,950)
Net cash (used in) provided by investing activities	(11,203)	31,551	(42,754)
Net cash provided by financing activities	42,982	73	42,909
Net decrease in cash, cash equivalents and restricted cash	$(6,078)	$(3,283)	$(2,795)

Operating Activities

Net cash used in operating activities was $37.9 million for the three months ended March 31, 2024 compared to net cash used in operating activities of $34.9 million for the three months ended March 31, 2023. The increase in net cash used in operating activities for the three months ended March 31, 2024 was primarily due to an increase to the net loss as a direct result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by changes in operating assets and liabilities and higher non-cash expenses, including stock compensation.

Investing Activities

Net cash used in investing activities was $11.2 million for the three months ended March 31, 2024 compared to net cash provided by investing activities of $31.5 million for the three months ended March 31, 2023. The change was primarily due to an increase in purchases of marketable securities as compared to the three months ended March 31, 2023, which was partially offset by an increase in sales and maturities of marketable securities as compared to the three months ended March 31, 2023.

Financing Activities

Net cash provided by financing activities was $43.0 million for the three months ended March 31, 2024 compared to net cash provided by financing activities of $0.1 million for the three months ended March 31, 2023. The cash provided by financing activities for three months ended March 31, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options. The cash provided by financing activities for the three months ended March 31, 2023 was the result of cash provided from the exercises of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$54,085	$5,034	$11,469	$12,167	$25,415
Total	$54,085	$5,034	$11,469	$12,167	$25,415

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at March 31, 2024. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of March 31, 2024.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of March 31, 2024 and December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed within Note 2 of our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also in Note 2 to our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $343.6 million and $336.9 million as of March 31, 2024 and December 31, 2023, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the three months ended March 31, 2024. However, if inflation remains at current levels for an extended period of time, or increases, our costs are likely to increase, which may negatively impact our cash flows.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended March 31, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s registration statement on Form S-1 filed with the SEC on September 10, 2021).

3.2	Amended and Restated Bylaws of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8 filed with the SEC on October 14, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tango Therapeutics, Inc.

Dated: May 8, 2024	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)