Form 10-Q
period 2024-06-30
Tango Therapeutics, Inc.
filed 2024-08-07
CIK 1819133

113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 107,144,465 shares of common stock, $0.001 par value per share, outstanding.

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

•

We rely on a very limited number of third parties for the supply of the active pharmaceutical ingredients ("API") and drug product to be used in our product candidates (for the active pharmaceutical ingredient for all of our clinical trial products, an affiliate of WuXi AppTec is the sole source of all of such supply), and WuXi AppTec has been the subject of recently proposed Congressional legislation that, if approved, could materially restrict our ability to conduct business with, and obtain API from WuXi AppTec, and the loss of any of these suppliers, including WuXi AppTec, could significantly harm our business.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment in clinical trials, dosing in clinical trials, future plans for dose expansions, and initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the clinical trials (including initial and final trial results) will become available (such as clinical data from the ongoing TNG908 and TNG462 clinical trials expected in the second half of 2024);

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

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into 2027);

•	our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval of screening tests and companion diagnostic tests for our product candidates);

•	our ability to commercialize our products, if approved;

•	the pricing and reimbursement of our product candidates, if approved;

•	the implementation of our business model, and strategic plans for our business and product candidates;

•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and our ability to enforce our intellectual property rights;

•	estimates of our future expenses, capital requirements, and our need for additional financing;

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

•

regulatory developments in the United States and foreign countries, including product approval requirements and pricing regulations by U.S. regulators (such as Centers for Medicare & Medicaid Services) and foreign regulatory authorities;

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

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including our belief that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 - in both cases, see section titled “Risk Factors.”

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

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, we use the following defined terms:

i.
“the Company”, “we”, “our” and “us” mean Tango Therapeutics, Inc. and its wholly-owned subsidiaries;
ii.
“Business Combination” means the merger of BCTG Merger Sub Inc. with and into Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc.) on August 10, 2021, with Tango Therapeutics, Inc. as the surviving company in the merger as a wholly-owned subsidiary of BCTG Acquisition Corp. (now known as Tango Therapeutics, Inc.);
iii.
“CoREST” means Co-repressor of Repressor Element-1 Silencing Transcription;
iv.
“Gilead” means Gilead Sciences, Inc.;
v.
“GBM” means glioblastoma;
vi.
“HRD+” means homologous recombination deficient;
vii.
“MTA” means methylthioadenosine;
viii.
“MTAP” means methylthioadenosine phosphorylase;
ix.
“NSCLC” means non-small cell lung cancer;
x.
“PRMT5” means protein arginine methyltransferase 5;
xi.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024;
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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors” portion of our website free

v

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

Further, the Company intends to use its website at http://www.tangotx.com as a means of disclosing material non-public information and for complying with its disclosure obligations under the SEC Regulation FD. Such disclosures will be included on the Company’s website under the heading “Investors.” Accordingly, investors should monitor such portions of the Company’s website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through, the website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$51,566	$66,385
Marketable securities	270,545	270,500
Restricted cash	—	856
Prepaid expenses and other current assets	6,299	8,797
Total current assets	328,410	346,538
Property and equipment, net	9,095	9,908
Operating lease right-of-use assets	41,371	43,508
Restricted cash, net of current portion	2,567	2,567
Other assets	10	46
Total assets	$381,453	$402,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,062	$2,785
Accrued expenses and other current liabilities	16,774	15,401
Operating lease liabilities	2,364	2,082
Deferred revenue	23,668	25,670
Total current liabilities	43,868	45,938
Operating lease liabilities, net of current portion	35,473	36,838
Deferred revenue, net of current portion	54,439	66,683
Total liabilities	133,780	149,459
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; 107,044,240 and 102,202,759 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	107	102
Additional paid-in capital	682,621	624,076
Accumulated other comprehensive (loss) income	(334)	186
Accumulated deficit	(434,721)	(371,256)
Total stockholders’ equity	247,673	253,108
Total liabilities and stockholders’ equity	$381,453	$402,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue	$7,775	$9,598	$14,246	$15,364
License revenue	12,100	5,000	12,100	5,000
Total revenue	19,875	14,598	26,346	20,364
Operating expenses:
Research and development	38,654	28,671	76,719	56,710
General and administrative	10,773	9,174	21,434	17,188
Total operating expenses	49,427	37,845	98,153	73,898
Loss from operations	(29,552)	(23,247)	(71,807)	(53,534)
Other income:
Interest income	2,071	1,450	4,268	2,511
Other income, net	1,995	1,151	4,179	2,369
Total other income, net	4,066	2,601	8,447	4,880
Loss before income taxes	(25,486)	(20,646)	(63,360)	(48,654)
Provision for income taxes	(65)	(64)	(105)	(64)
Net loss	$(25,551)	$(20,710)	$(63,465)	$(48,718)

Net loss per common share – basic and diluted	$(0.24)	$(0.23)	$(0.58)	$(0.55)
Weighted average number of common shares outstanding – basic and diluted	108,314,279	88,354,590	108,692,822	88,281,368

Net loss	$(25,551)	$(20,710)	(63,465)	(48,718)
Other comprehensive (loss) income:
Unrealized (loss) gain on marketable securities	(77)	684	(520)	2,188
Comprehensive loss	$(25,628)	$(20,026)	$(63,985)	$(46,530)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	526,826	1	1,258	—	—	1,259
At-the-market offerings, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Stock-based compensation expense	—	—	6,719	—	—	6,719
Other comprehensive loss	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(37,914)	(37,914)
Balance at March 31, 2024	106,730,785	$107	$673,772	$(257)	$(409,170)	$264,452
Issuance of common stock under stock plans	313,455	—	1,311	—	—	1,311
Stock-based compensation expense	—	—	7,538	—	—	7,538
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(25,551)	(25,551)
Balance at June 30, 2024	107,044,240	$107	$682,621	$(334)	$(434,721)	$247,673

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476
Issuance of common stock under stock plans	30,590	—	73	—	—	73
Stock-based compensation expense	—	—	4,219	—	—	4,219
Other comprehensive income	—	—	—	1,504	—	1,504
Net loss	—	—	—	—	(28,008)	(28,008)
Balance at March 31, 2023	88,209,964	$88	$526,897	$(2,201)	$(297,520)	$227,264
Issuance of common stock under stock plans	252,880	—	586	—	—	586
Stock-based compensation expense	—	—	5,121	—	—	5,121
Other comprehensive income	—	—	—	684	—	684
Net loss	—	—	—	—	(20,710)	(20,710)
Balance at June 30, 2023	88,462,844	$88	$532,604	$(1,517)	$(318,230)	$212,945

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(63,465)	$(48,718)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,257	1,185
Noncash operating lease expense	1,850	1,781
Stock-based compensation	14,257	9,340
Accretion on marketable securities	(2,575)	(1,769)
Other, net	33	—
Changes in operating assets and liabilities:
Accounts receivable	—	2,000
Prepaid expenses and other current assets	2,498	(2,462)
Other long-term assets	36	(7)
Accounts payable	(1,724)	340
Accrued expenses and other liabilities	1,411	(4,245)
Operating lease liabilities	(796)	(1,461)
Deferred revenue	(14,246)	(15,364)
Net cash used in operating activities	(61,464)	(59,380)
Cash flows from investing activities
Purchase of property and equipment	(515)	(1,284)
Sales and maturities of marketable securities	170,885	168,833
Purchases of marketable securities	(168,874)	(103,311)
Net cash provided by investing activities	1,496	64,238
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	41,723	—
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	2,570	659
Net cash provided by financing activities	44,293	659
Net change in cash, cash equivalents and restricted cash	(15,675)	5,517
Cash, cash equivalents and restricted cash, beginning of period	69,808	63,958
Cash, cash equivalents and restricted cash, end of period	$54,133	$69,475
Supplemental cash flow information:
Cash paid for leases	$2,314	$2,982
Supplemental disclosure of noncash investing and financing activity:
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$497	$(220)
Operating lease liabilities from obtaining right-of-use assets	$210	$—

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

Tango Therapeutics, Inc. (together with its consolidated subsidiaries, Tango or the Company), formerly known as BCTG Acquisition Corp. (BCTG), was incorporated in Delaware on May 21, 2020. BCTG was a special purpose acquisition company (SPAC) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination.

At-the-Market Stock Offering

In September 2022, the Company entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies), which permitted the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by the Company or Jefferies.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 and 2023 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

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

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed below, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, including as of the June 30, 2024 balance sheet date, and based on current ownership of common stock, Gilead is not considered to be a related party to the Company.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at June 30, 2024. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million in payment pursuant to research option-extension fees in December 2020 and in September 2021. During the three months ended June 30, 2024 and 2023, the Company recognized $7.8 million and $9.6 million, respectively, and during the six months ended June 30, 2024 and 2023, the Company recognized $14.2 million and $15.4 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of June 30, 2024 and December 31, 2023, the Company had short-term deferred revenue of $23.7 million and $25.7 million, respectively, and long-term deferred revenue of $54.4 million and $66.7 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 3.1 years.

In June 2024, Gilead licensed a drug discovery program for a $12.0 million license fee. The $12.0 million license fee was recognized as revenue in the second quarter of 2024 as the Company has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own, and the license is separately identifiable from the research services.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheets.

Costs incurred pursuant to the Gilead Agreement and the 2018 Gilead Agreement are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of June 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$4,113	$—	$—	$4,113
U.S. Treasury bills	—	4,974	—	4,974
Marketable debt securities:
U.S. Treasury bills	—	245,639	—	245,639
U.S. government agency bonds	—	24,906	—	24,906
Total assets	$4,113	$275,519	$—	$279,632

	Fair Market Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,361	$—	$—	$14,361
U.S. Treasury bills	—	4,710	—	4,710
Marketable debt securities
U.S. Treasury bills	—	194,763	—	194,763
U.S. government agency bonds	—	75,737	—	75,737
Total assets	$14,361	$275,210	$—	$289,571

There were no transfers between fair value levels during the six months ended June 30, 2024.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$245,948	$30	$(339)	$245,639
U.S. government agency bonds	24,931	—	(25)	24,906
	$270,879	$30	$(364)	$270,545

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$194,461	$358	$(56)	$194,763
U.S. government agency bonds	75,853	23	(139)	75,737
	$270,314	$381	$(195)	$270,500

The Company holds marketable debt securities with an aggregate fair value of $48.2 million as of June 30, 2024 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	June 30, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$196,028	$(339)	$-	$-	$196,028	$(339)
U.S. government agency bonds	9,477	(12)	4,986	(13)	14,463	(25)
	$205,505	$(351)	$4,986	$(13)	$210,491	$(364)

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$18,662	$(12)	$14,948	$(44)	$33,610	$(56)
U.S. government agency bonds	41,195	(22)	17,216	(117)	58,411	(139)
	$59,857	$(34)	$32,164	$(161)	$92,021	$(195)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at June 30, 2024, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.4 million and $1.8 million in accrued interest at June 30, 2024 and December 31, 2023, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$8,905	$8,788
Computer equipment	2,417	2,312
Computer software	125	125
Furniture and fixtures	1,863	1,777
Leasehold improvements	2,857	2,857
Construction in progress	49	38
	16,216	15,897
Less: Accumulated depreciation	(7,121)	(5,989)
Property and equipment, net	$9,095	$9,908

Depreciation expense was $1.3 million and $1.2 million for the six months ended June 30, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Payroll and employee-related costs	$5,423	$7,910
Research and development costs	9,836	6,204
Other	1,515	1,287
Total accrued expenses and other current liabilities	$16,774	$15,401

Restricted Cash

As of June 30, 2024 and 2023, the Company maintained a restricted cash balance of $2.6 million and $3.4 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	June 30, 2024	June 30, 2023
	(in thousands)
Cash and cash equivalents	$51,566	$66,052
Restricted cash	2,567	3,423
Cash, cash equivalents and restricted cash	$54,133	$69,475

7.
Commitments and Contingencies

License Agreement

In June 2024, the Company and Sesame Therapeutics, Inc. (Sesame) entered into a license agreement pursuant to which the Company granted Sesame a non-exclusive license to certain know-how associated with preclinical research (the Sesame Agreement). Pursuant to the Sesame Agreement, the Company received a $0.1 million upfront, non-refundable payment in June 2024.

Under the terms of the Sesame Agreement, the Company is eligible to receive up to $25.9 million in potential future clinical, regulatory, and commercial milestone event payments. The Company is also eligible to receive low single-digit tiered royalties on net sales of any product covered by a licensed patent.

The Company evaluated the Sesame Agreement under ASC 606. The Company identified the following promises under the agreement: (1) the non-exclusive license and (2) the initial know-how transfer, and determined that the promises were immaterial as the upfront license payment at contract inception was an inconsequential payment amount. The initial upfront license payment was recorded as license revenue on the consolidated statements of operations and comprehensive loss during the period ended June 30, 2024.

All potential future milestone payments are considered to be variable consideration and have been excluded from the transaction price. Revenue for all potential clinical and regulatory milestone achievements will be recognized when the related milestones are achieved or when it becomes probable that a significant reversal in the amount of revenue recognized relating to the milestone event will not occur. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. Additionally, revenue related to potential sales milestones and royalties from the sales of the licensed products will be recognized when the related sales occur.

Due to common relationships amongst members of management and the boards of directors, the transaction above with Sesame is a related party transaction.

Other Funding Commitments

As of June 30, 2024, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2024, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

8.
Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of June 30, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

In August 2021, the Company's stockholders approved the 2021 Stock Option and Incentive Plan (the 2021 Plan), under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of June 30, 2024, the Company had 6,776,269 shares available for future issuance under the 2021 Plan.

The 2023 Inducement Plan (the Inducement Plan) became effective upon approval of the Company's board of directors in February 2023. The Inducement Plan allows the Company to make equity and equity-based incentive awards to individuals who were not previously employees or directors of the Company. As of June 30, 2024, the Company had 1,894,599 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$4,162	$2,807	$7,968	$4,942
General and administrative	3,376	2,314	6,289	4,398
Total	$7,538	$5,121	$14,257	$9,340

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2023	16,734,960	$6.21	7.83	$62,640,906
Granted	4,781,209	$11.64
Exercised	(507,566)	$3.73
Cancelled	(519,507)	$8.68
Options outstanding as of June 30, 2024	20,489,096	$7.47	7.76	$42,850,128
Options exercisable as of June 30, 2024	10,076,575	$6.03	6.85	$29,469,806

As of June 30, 2024, total unrecognized compensation expense related to stock options was $57.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the six months ended June 30, 2024:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2023	757,514	$5.25
Granted	792,104	11.65
Vested	(232,470)	4.90
Forfeited	(52,441)	9.30
Unvested and outstanding as of June 30, 2024	1,264,707	$9.16

As of June 30, 2024, total unrecognized compensation expense related to RSUs was $9.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination. During the six months ended June 30, 2024, the Company issued 106,687 shares of common stock under the 2021 ESPP.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2024	2023	2024	2023
Numerator:
Net loss	$(25,551)	$(20,710)	$(63,465)	$(48,718)
Denominator:
Weighted-average common stock outstanding – basic and diluted	108,314,279	88,354,590	108,692,822	88,281,368
Net loss per common share – basic and diluted	$(0.24)	$(0.23)	$(0.58)	$(0.55)

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

	June 30,
	2024	2023
Stock options to purchase common stock	20,489,096	16,988,598
Unvested restricted common stock units	1,264,707	694,453
Total	21,753,803	17,683,051

11.
Income Taxes

The Company’s effective income tax rate was -0.1% and -0.1% for the three months ended June 30, 2024 and 2023, respectively, and -0.1% and -0.1% for the six months ended June 30, 2024 and 2023, respectively. The income tax provision was $0.1 million and $0.1 million for the three months ended June 30, 2024 and 2023, respectively, and the income tax provision was $0.1 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. Consistent with the prior year, for 2024 the Company assessed the requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which remains effective as of June 30, 2024. The Company is forecasting a taxable loss position in 2024 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and six months ended June 30, 2024 and 2023 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

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

Our lead program, TNG908, is an MTA-cooperative inhibitor of PRMT5 designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors including GBM, NSCLC and pancreatic cancer. In preclinical studies, TNG908 demonstrated 15-fold greater potency in MTAP-deleted cancer cells versus normal cells and robust efficacy in vitro and in vivo. Initial pharmacodynamic (PD) data from the ongoing TNG908 Phase 1/2 study, released in May 2023, provided proof-of-mechanism of MTA-cooperative PRMT5 inhibition, demonstrated by marked reduction of SDMA staining in MTAP-deleted cancer cells versus normal tissue. Pre-treatment and on-treatment biopsies demonstrated dose-dependent decreases in tumor SDMA staining with minimal or no decrease in normal tissue. The selective inhibition of PRMT5 in MTAP-deleted cancer cells is essential to enable the therapeutic index needed for efficacy. In the second quarter of 2024, we initiated the dose expansion portion of the Phase 1/2 clinical trial, opening cohorts in GBM, NSCLC and pancreatic cancer at 600 mg twice-daily (BID). Clinical data from the ongoing trial are expected in the second half of 2024.

Given the large number of patients with MTAP-deleted cancers who may benefit from a PRMT5 inhibitor, and the resulting potential business opportunity, we also developed a next-generation PRMT5 inhibitor, TNG462, with increased potency, MTAP deletion selectivity, as well as longer target coverage. TNG462 is 45 times more potent in cells with an MTAP deletion than those without and induces deep tumor regressions in preclinical models of multiple cancer types which is expected to significantly increase the therapeutic index. The clinical development path for TNG462 is similar to TNG908, evaluating safety and efficacy in multiple tumor types in a Phase 1/2 clinical trial. GBM is excluded from the clinical trial as TNG462 is not expected to cross the blood-brain barrier. The TNG462 investigational new drug (IND) application was cleared by the U.S. Food and Drug Administration (FDA) in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. The dose expansion portion of the TNG462 Phase 1/2 clinical trial is ongoing. Two doses are being evaluated (200 mg QD and 300 mg QD) in non-small cell lung and pancreatic cancer, as well as a histology-agnostic cohort enriched for cholangiocarcinoma, mesothelioma, sarcoma and bladder cancers. Clinical data from the ongoing trial are expected in the second half of 2024.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. These preclinical data demonstrate that TNG260 in combination with an anti-PD-1 antibody is active in cancers with STK11 mutation, a setting where an anti-PD-1 antibody alone is inactive. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. The TNG260 Phase 1/2 clinical trial is ongoing, evaluating the safety, pharmacokinetics, PD and efficacy of TNG260 in combination with pembrolizumab, with a one cycle single agent run-in phase to evaluate the safety and PK of TNG260, in patients with locally advanced or metastatic solid tumors with an STK11 loss-of-function mutation. To date, the safety, tolerability and pharmacokinetics profiles are favorable. We believe that

TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

In May 2024, we announced the discontinuation of TNG348, a USP1 inhibitor, due to toxicity observed in the dose escalation portion of our phase 1/2 clinical trial. The phase 1/2 clinical trial was evaluating TNG348 in BRCA1/2-mutant and other HRD+ cancers for safety, pharmacokinetics, pharmacodynamics and efficacy.

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and simultaneous financing transactions, $237.1 million through our collaboration with Gilead and $123.0 million of gross proceeds through (i) $80.0 million from the private placement of common shares and pre-funded warrants to purchase common shares in August 2023 and (ii) $43.0 million from our "at-the-market" stock offering program.

We expect that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2024 of $322.1 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2027. Since inception, we have incurred significant operating losses. For the six months ended June 30, 2024 and 2023, our net losses were $63.5 million and $48.7 million, respectively. We had an accumulated deficit of $434.7 million as of June 30, 2024. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

At-the-Market Stock Offering

In September 2022, we entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies), which permits us to sell from time to time, at our option, up to an aggregate of $100.0 million of shares of common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Jefferies.

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

Collaboration Agreements with Gilead Sciences

In October 2018, we entered into a collaboration agreement (the 2018 Gilead Agreement) with Gilead Sciences, Inc. (Gilead). Pursuant to the terms of the 2018 Gilead Agreement, we received an initial upfront payment of $50.0 million. The upfront payment was initially recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied. In August 2020, the 2018 Gilead Agreement was expanded into a broader collaboration via an amended and restated research collaboration and license agreement (the Gilead Agreement). Pursuant to the terms of the Gilead Agreement, we received an upfront payment of $125.0 million. Consistent with the treatment of the previously received upfront payment, this upfront payment was recorded as deferred revenue on our balance sheet and is recognized as revenue as or when the performance obligation under the contract is satisfied. In 2020 and 2021, Gilead elected to extend two programs for research extension fees totaling $24.0 million, which was added to our estimate of the transaction price to total $199.0 million. In June 2024, Gilead licensed a program for a $12.0 million fee, which was recognized as license revenue in the second quarter of 2024.

As of June 30, 2024, $120.9 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead Agreement and the 2018 Gilead Agreement (the Gilead Agreements).

During the three months ended June 30, 2024 and 2023, we recognized $7.8 million and $9.6 million, respectively, and during the six months ended June 30, 2024 and 2023, we recognized $14.2 million and $15.4 million, respectively, of collaboration revenue associated with the Gilead Agreements based on performance completed during each period.

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

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
TNG908 direct program expenses	$3,260	$2,524	$7,518	$5,557
TNG462 direct program expenses	3,957	1,927	9,043	3,805
TNG260 direct program expenses	3,763	2,744	5,999	4,166
TNG348 direct program expenses	1,641	1,382	4,941	3,532
Discovery direct program expenses	7,514	5,929	13,025	12,598
Unallocated research and development expenses:
Personnel-related expenses	13,108	9,765	25,906	18,757
Facilities and other related expenses	5,411	4,400	10,287	8,295
Total research and development expenses	$38,654	$28,671	$76,719	$56,710

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three and six months ended June 30, 2024 and 2023.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$7,775	$9,598	$(1,823)
License revenue	12,100	5,000	7,100
Total revenue	19,875	14,598	5,277
Operating expenses:
Research and development	38,654	28,671	9,983
General and administrative	10,773	9,174	1,599
Total operating expenses	49,427	37,845	11,582
Loss from operations	(29,552)	(23,247)	(6,305)
Other income:
Interest income	2,071	1,450	621
Other income, net	1,995	1,151	844
Total other income, net	4,066	2,601	1,465
Loss before income taxes	(25,486)	(20,646)	(4,840)
Provision for income taxes	(65)	(64)	(1)
Net loss	$(25,551)	$(20,710)	$(4,841)

Collaboration Revenue

Collaboration revenue of $7.8 million and $9.6 million for the three months ended June 30, 2024 and 2023, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were lower during the three months ended June 30, 2024, which resulted in lower collaboration revenue amounts recognized.

License Revenue

License revenue was $12.1 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023. The increase is primarily due to licensing a program to Gilead for $12.0 million during the second quarter of 2024.

Research and Development Expenses

Research and development expense was $38.7 million for the three months ended June 30, 2024 compared to $28.7 million for the three months ended June 30, 2023. The increase of $10.0 million was primarily due to a $5.6 million increase relating to the advancement of our clinical and preclinical programs. Additionally, the increase was also due to $3.3 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $10.8 million for the three months ended June 30, 2024 compared to $9.2 million for the three months ended June 30, 2023. The increase of $1.6 million was primarily due to $1.9 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $2.1 million for the three months ended June 30, 2024 compared to $1.5 million for the three months ended June 30, 2023, with the increase attributed to an increase in interest rates in 2024 as compared to 2023.

Other Income, Net

Other income, net was $2.0 million for the three months ended June 30, 2024 compared to other income, net of $1.2 million for the three months ended June 30, 2023, with the increase attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for the three months ended June 30, 2024 and $0.1 million for the three months ended June 30, 2023. The income tax provision amount for the period ended June 30, 2024 is primarily attributable to state taxes on interest income earned on marketable securities.

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$14,246	$15,364	$(1,118)
License revenue	12,100	5,000	7,100
Total revenue	26,346	20,364	5,982
Operating expenses:
Research and development	76,719	56,710	20,009
General and administrative	21,434	17,188	4,246
Total operating expenses	98,153	73,898	24,255
Loss from operations	(71,807)	(53,534)	(18,273)
Other income:
Interest income	4,268	2,511	1,757
Other income, net	4,179	2,369	1,810
Total other income, net	8,447	4,880	3,567
Loss before income taxes	(63,360)	(48,654)	(14,706)
Provision for income taxes	(105)	(64)	(41)
Net loss	$(63,465)	$(48,718)	(14,747)

Collaboration Revenue

Collaboration revenue of $14.2 million and $15.4 million for the six months ended June 30, 2024 and 2023, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were lower during the six months ended June 30, 2024 which resulted in lower collaboration revenue amounts recognized.

License Revenue

License revenue was $12.1 million for the six months ended June 30, 2024, compared to $5.0 million for the six months ended June 30, 2023. The increase is primarily due to licensing a program to Gilead for $12.0 million during the second quarter of 2024.

Research and Development Expenses

Research and development expense was $76.7 million for the six months ended June 30, 2024 compared to $56.7 million for the six months ended June 30, 2023. The increase of $20.0 million was primarily due to a $10.9 million increase relating to the advancement of our clinical and preclinical programs. Additionally, the increase was also due to $7.1 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $21.4 million for the six months ended June 30, 2024 compared to $17.2 million for the six months ended June 30, 2023. The increase of $4.2 million was primarily due to $4.0 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $4.3 million for the six months ended June 30, 2024 compared to $2.5 million for the six months ended June 30, 2023, with the increase attributed to an increase in interest rates in 2024 as compared to 2023.

Other Income, Net

Other income, net was $4.2 million for the six months ended June 30, 2024 compared to other income, net of $2.4 million for the six months ended June 30, 2023, with the increase attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for the six months ended June 30, 2024 and $0.1 million for the six months ended June 30, 2023. The income tax provision amount for the period ended June 30, 2024 is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through (i) the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023 and (ii) the $43.0 million from our "at-the-market" stock offering program, and another $237.1 million through our collaboration with Gilead. As of June 30, 2024, we had cash and cash equivalents and marketable securities of $322.1 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2024 of $322.1 million will enable us to fund our operating expenses and capital expenditure requirements at least into 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our cash flows for each of the six month periods presented:

	Six Months Ended June 30,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(61,464)	$(59,380)	$(2,084)
Net cash provided by investing activities	1,496	64,238	(62,742)
Net cash provided by financing activities	44,293	659	43,634
Net decrease in cash, cash equivalents and restricted cash	$(15,675)	$5,517	$(21,192)

Operating Activities

Net cash used in operating activities was $61.5 million for the six months ended June 30, 2024 compared to net cash used in operating activities of $59.4 million for the six months ended June 30, 2023. The increase in net cash used in operating activities for the six months ended June 30, 2024 was primarily due to an increase to the net loss as a result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by changes in operating assets and liabilities and higher non-cash expenses, including stock compensation.

Investing Activities

Net cash provided by investing activities was $1.5 million for the six months ended June 30, 2024 compared to net cash provided by investing activities of $64.2 million for the six months ended June 30, 2023. The change was primarily due to an increase in purchases of marketable securities as compared to the three months ended June 30, 2023, which was partially offset by an increase in sales and maturities of marketable securities as compared to the three months ended June 30, 2023.

Financing Activities

Net cash provided by financing activities was $44.3 million for the six months ended June 30, 2024 compared to net cash provided by financing activities of $0.7 million for the six months ended June 30, 2023. The cash provided by financing activities for six months ended June 30, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases. The cash provided by financing activities for the three months ended June 30, 2023 was the result of cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$53,389	$5,743	$11,554	$12,258	$23,834
Total	$53,389	$5,743	$11,554	$12,258	$23,834

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at June 30, 2024. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of June 30, 2024.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of June 30, 2024 and December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our license agreement.

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

Under ASC 606, we will recognize revenue when we fulfill our performance obligations under the agreements with customers. As the required performance obligation is satisfied, we will recognize revenue for the portion satisfied and record a receivable for any fees that have not been received. Amounts are recorded as short-term collaboration receivables when our right to consideration is unconditional. A contract liability is recognized when a customer prepays consideration or owes payment to an entity in advance of our performance according to a contract. We do not assess whether a contract has a significant financing component if the expectation at contract inception is that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial.

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

On the last business day of our second quarter in 2024, the aggregate market value of our shares of common stock held by non-affiliates exceeded $700 million. As a result, as of December 31, 2024, we will be considered a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, and we will cease to be an “emerging growth company” as defined in the JOBS Act. We will no longer be exempt from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, and our independent registered public accounting firm will evaluate and report on the effectiveness of internal control over financial reporting. The Company will also no longer be permitted to take advantage of reduced reporting requirements for smaller reporting companies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risks from those described in Part II Item 7A. Quantitative and qualitative disclosures about market risk in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended June 30, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1*	Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc., as amended.
3.2	Amended and Restated Bylaws of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8 filed with the SEC on October 14, 2021).
10.1*#	Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

# Indicates a management contract or any compensatory plan, contract or arrangement.

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

Tango Therapeutics, Inc.

Dated: August 7, 2024	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)