Form 10-Q
period 2024-09-30
Tango Therapeutics, Inc.
filed 2024-11-06
CIK 1819133

113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 107,417,818 shares of common stock, $0.001 par value per share, outstanding.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials and combination clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment in clinical trials (including combination clinical trials), dosing in clinical trials, future plans for dose expansions, and initiation and completion of studies or clinical trials and related preparatory work, and the period during which the results of the clinical trials (including initial and final trial results) will become available (such as additional clinical data from the ongoing TNG462 clinical trial expected in 2025);

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

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2026);

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval in the first line setting for TNG462 in combination;

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

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, we use the following defined terms:

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
xi.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024;
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

v

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$53,148	$66,385
Marketable securities	240,130	270,500
Restricted cash	—	856
Prepaid expenses and other current assets	7,537	8,797
Total current assets	300,815	346,538
Property and equipment, net	8,590	9,908
Operating lease right-of-use assets	40,430	43,508
Restricted cash, net of current portion	2,567	2,567
Other assets	13	46
Total assets	$352,415	$402,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,112	$2,785
Accrued expenses and other current liabilities	15,006	15,401
Operating lease liabilities	2,863	2,082
Deferred revenue	15,602	25,670
Total current liabilities	37,583	45,938
Operating lease liabilities, net of current portion	34,763	36,838
Deferred revenue, net of current portion	50,899	66,683
Total liabilities	123,245	149,459
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; 107,414,636 and 102,202,759 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	107	102
Additional paid-in capital	692,201	624,076
Accumulated other comprehensive income	750	186
Accumulated deficit	(463,888)	(371,256)
Total stockholders’ equity	229,170	253,108
Total liabilities and stockholders’ equity	$352,415	$402,567

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue	$11,607	$10,732	$25,852	$26,096
License revenue	—	—	12,100	5,000
Total revenue	11,607	10,732	37,952	31,096
Operating expenses:
Research and development	33,263	27,149	109,981	83,859
General and administrative	11,222	9,209	32,656	26,397
Total operating expenses	44,485	36,358	142,637	110,256
Loss from operations	(32,878)	(25,626)	(104,685)	(79,160)
Other income:
Interest income	1,809	1,872	6,077	4,383
Other income, net	1,956	1,514	6,135	3,883
Total other income, net	3,765	3,386	12,212	8,266
Loss before income taxes	(29,113)	(22,240)	(92,473)	(70,894)
Provision for income taxes	(54)	(23)	(159)	(87)
Net loss	$(29,167)	$(22,263)	$(92,632)	$(70,981)

Net loss per common share – basic and diluted	$(0.27)	$(0.23)	$(0.85)	$(0.78)
Weighted average number of common shares outstanding – basic and diluted	108,507,390	97,033,273	108,990,011	91,268,133

Net loss	$(29,167)	$(22,263)	(92,632)	(70,981)
Other comprehensive income:
Unrealized gain on marketable securities	1,084	836	564	3,024
Comprehensive loss	$(28,083)	$(21,427)	$(92,068)	$(67,957)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	(Loss) Income	Deficit	Equity
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	526,826	1	1,258	—	—	1,259
At-the-market offerings, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Stock-based compensation expense	—	—	6,719	—	—	6,719
Other comprehensive loss	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(37,914)	(37,914)
Balance at March 31, 2024	106,730,785	$107	$673,772	$(257)	$(409,170)	$264,452
Issuance of common stock under stock plans	313,455	—	1,311	—	—	1,311
Stock-based compensation expense	—	—	7,538	—	—	7,538
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(25,551)	(25,551)
Balance at June 30, 2024	107,044,240	$107	$682,621	$(334)	$(434,721)	$247,673
Issuance of common stock under stock plans	370,396	—	2,402	—	—	2,402
Stock-based compensation expense	—	—	7,178	—	—	7,178
Other comprehensive income	—	—	—	1,084	—	1,084
Net loss	—	—	—	—	(29,167)	(29,167)
Balance at September 30, 2024	107,414,636	$107	$692,201	$750	$(463,888)	$229,170

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476
Issuance of common stock under stock plans	30,590	—	73	—	—	73
Stock-based compensation expense	—	—	4,219	—	—	4,219
Other comprehensive income	—	—	—	1,504	—	1,504
Net loss	—	—	—	—	(28,008)	(28,008)
Balance at March 31, 2023	88,209,964	$88	$526,897	$(2,201)	$(297,520)	$227,264
Issuance of common stock under stock plans	252,880	—	586	—	—	586
Stock-based compensation expense	—	—	5,121	—	—	5,121
Other comprehensive income	—	—	—	684	—	684
Net loss	—	—	—	—	(20,710)	(20,710)
Balance at June 30, 2023	88,462,844	$88	$532,604	$(1,517)	$(318,230)	$212,945
Issuance of common stock under stock plans	187,639	—	441	—	—	441
Issuance of common stock from private placement financing, net	13,196,671	14	79,762	—	—	79,776
Stock-based compensation expense	—	—	4,860	—	—	4,860
Other comprehensive income	—	—	—	836	—	836
Net loss	—	—	—	—	(22,263)	(22,263)
Balance at September 30, 2023	101,847,154	$102	$617,667	$(681)	$(340,493)	$276,595

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(92,632)	$(70,981)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,879	1,798
Noncash operating lease expense	2,791	2,692
Stock-based compensation	21,435	14,200
Accretion on marketable securities	(3,761)	(1,030)
Other, net	33	22
Changes in operating assets and liabilities:
Accounts receivable	—	2,000
Prepaid expenses and other current assets	1,259	(3,582)
Other long-term assets	34	(42)
Accounts payable	1,323	(1,617)
Accrued expenses and other liabilities	(357)	(6,026)
Operating lease liabilities	(1,006)	(1,853)
Deferred revenue	(25,852)	(26,096)
Net cash used in operating activities	(94,854)	(90,515)
Cash flows from investing activities
Purchase of property and equipment	(630)	(1,300)
Sales and maturities of marketable securities	243,035	268,423
Purchases of marketable securities	(208,339)	(259,549)
Net cash provided by investing activities	34,066	7,574
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	41,723	—
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	—	79,839
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	4,972	1,100
Net cash provided by financing activities	46,695	80,939
Net change in cash, cash equivalents and restricted cash	(14,093)	(2,002)
Cash, cash equivalents and restricted cash, beginning of period	69,808	63,958
Cash, cash equivalents and restricted cash, end of period	$55,715	$61,956
Supplemental cash flow information:
Cash paid for leases	$3,731	$4,116
Supplemental disclosure of noncash investing and financing activity:
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$497	$(228)
Financing offering costs included in accounts payable and accrued expenses	$—	$63
Capital expenditures included in accounts payable and accrued expenses	$3	$—
Operating lease liabilities from obtaining right-of-use assets	$210	$—

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the year ending December 31, 2024, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 and 2023 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 18, 2024.

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." The standard is intended to require more detailed disclosures about specified categories of expenses (including employee compensation, depreciation, and amortization) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is evaluating the potential impact of this adoption on the consolidated financial statements and related disclosures.

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, including as of the September 30, 2024 balance sheet date, and based on current ownership of common stock, Gilead is not considered to be a related party to the Company.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at September 30, 2024. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million in payment pursuant to research option-extension fees in December 2020 and in September 2021. During the three months ended September 30, 2024 and 2023, the Company recognized $11.6 million and $10.7 million, respectively, and during the nine months ended September 30, 2024 and 2023, the Company recognized $25.9 million and $26.1 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of September 30, 2024 and December 31, 2023, the Company had short-term deferred revenue of $15.6 million and $25.7 million, respectively, and long-term deferred revenue of $50.9 million and $66.7 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 2.9 years.

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

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of September 30, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$11,145	$—	$—	$11,145
Marketable debt securities:
U.S. Treasury bills	—	230,562	—	230,562
U.S. government agency bonds	—	9,568	—	9,568
Total assets	$11,145	$240,130	$—	$251,275

	Fair Market Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,361	$—	$—	$14,361
U.S. Treasury bills	—	4,710	—	4,710
Marketable debt securities
U.S. Treasury bills	—	194,763	—	194,763
U.S. government agency bonds	—	75,737	—	75,737
Total assets	$14,361	$275,210	$—	$289,571

There were no transfers between fair value levels during the nine months ended September 30, 2024.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$229,836	$741	$(15)	$230,562
U.S. government agency bonds	9,544	24	—	9,568
	$239,380	$765	$(15)	$240,130

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$194,461	$358	$(56)	$194,763
U.S. government agency bonds	75,853	23	(139)	75,737
	$270,314	$381	$(195)	$270,500

The Company holds marketable debt securities with an aggregate fair value of $29.6 million as of September 30, 2024 with contractual maturity dates greater than one year.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	September 30, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$49,908	$(15)	$-	$-	$49,908	$(15)
	$49,908	$(15)	$-	$-	$49,908	$(15)

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$18,662	$(12)	$14,948	$(44)	$33,610	$(56)
U.S. government agency bonds	41,195	(22)	17,216	(117)	58,411	(139)
	$59,857	$(34)	$32,164	$(161)	$92,021	$(195)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at September 30, 2024, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.2 million and $1.8 million in accrued interest at September 30, 2024 and December 31, 2023, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Laboratory equipment	$8,905	$8,788
Computer equipment	2,417	2,312
Computer software	125	125
Furniture and fixtures	1,863	1,777
Leasehold improvements	2,857	2,857
Construction in progress	166	38
	16,333	15,897
Less: Accumulated depreciation	(7,743)	(5,989)
Property and equipment, net	$8,590	$9,908

Depreciation expense was $1.9 million and $1.8 million for the nine months ended September 30, 2024 and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Payroll and employee-related costs	$6,506	$7,910
Research and development costs	5,754	6,204
Other	2,746	1,287
Total accrued expenses and other current liabilities	$15,006	$15,401

Restricted Cash

As of September 30, 2024 and 2023, the Company maintained a restricted cash balance of $2.6 million and $3.4 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	September 30, 2024	September 30, 2023
	(in thousands)
Cash and cash equivalents	$53,148	$58,533
Restricted cash	2,567	3,423
Cash, cash equivalents and restricted cash	$55,715	$61,956

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

Clinical Trial Collaboration and Supply Agreement

In November 2024, the Company and Revolution Medicines, Inc. (RevMed) entered into a Clinical Trial Collaboration and Supply Agreement. The agreement provides that RevMed will supply two of its RAS inhibitors at no cost to the Company for use in trials that will include these combinations. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors, this transaction is a related party transaction.

Other Funding Commitments

As of September 30, 2024, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2024, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

8.
Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of September 30, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

In August 2021, the Company's stockholders approved the 2021 Stock Option and Incentive Plan (the 2021 Plan), under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of September 30, 2024, the Company had 6,941,800 shares available for future issuance under the 2021 Plan.

The 2023 Inducement Plan (the Inducement Plan) became effective upon approval of the Company's board of directors in February 2023. The Inducement Plan allows the Company to make equity and equity-based incentive awards to individuals who were not previously employees or directors of the Company. As of September 30, 2024, the Company had 2,093,099 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Research and development	$3,727	$2,573	$11,695	$7,516
General and administrative	3,451	2,287	9,740	6,684
Total	$7,178	$4,860	$21,435	$14,200

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2023	16,734,960	$6.21	7.83	$62,640,906
Granted	5,158,949	$11.48
Exercised	(850,874)	$5.02
Cancelled	(1,220,662)	$9.28
Options outstanding as of September 30, 2024	19,822,373	$7.44	7.53	$32,777,406
Options exercisable as of September 30, 2024	10,608,871	$6.04	6.62	$24,992,010

As of September 30, 2024, total unrecognized compensation expense related to stock options was $49.8 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the nine months ended September 30, 2024:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2023	757,514	$5.25
Granted	841,409	11.50
Vested	(253,116)	5.05
Forfeited	(146,555)	9.52
Unvested and outstanding as of September 30, 2024	1,199,252	$9.16

As of September 30, 2024, total unrecognized compensation expense related to RSUs was $8.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective upon the closing of the Business Combination. During the nine months ended September 30, 2024, the Company issued 106,687 shares of common stock under the 2021 ESPP.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2024	2023	2024	2023
Numerator:
Net loss	$(29,167)	$(22,263)	$(92,632)	$(70,981)
Denominator:
Weighted-average common stock outstanding – basic and diluted	108,507,390	97,033,273	108,990,011	91,268,133
Net loss per common share – basic and diluted	$(0.27)	$(0.23)	$(0.85)	$(0.78)

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

	September 30,
	2024	2023
Stock options to purchase common stock	19,822,373	17,095,005
Unvested restricted common stock units	1,199,252	757,647
Total	21,021,625	17,852,652

11.
Income Taxes

The Company’s effective income tax rate was -0.2% and -0.1% for the three months ended September 30, 2024 and 2023, respectively, and -0.2% and -0.1% for the nine months ended September 30, 2024 and 2023, respectively. The income tax provision was $0.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and the income tax provision was $0.2 million and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. Consistent with the prior year, for 2024 the Company assessed the requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which remains effective as of September 30, 2024. The Company is forecasting a taxable loss position in 2024 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and nine months ended September 30, 2024 and 2023 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

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

We are developing multiple MTA-cooperative PRMT5 inhibitors that are designed to work selectively in cancer cells with an MTAP deletion. MTAP-deletion occurs in approximately 10% to 15% of all human tumors, including NSCLC and pancreatic cancer.

In November 2024, we announced that, based on data from our ongoing Phase 1/2 clinical trial, we plan to move TNG462, a MTA-cooperative PRMT5 inhibitor, into the next stage of development. The investigational new drug (IND) application for TNG462 was cleared by the U.S. Food and Drug Administration (FDA) in the first quarter of 2023 and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. In the ongoing Phase 1/2 clinical trial, TNG462 has demonstrated durable clinical activity across multiple tumor types, including NSCLC and pancreatic cancer, and has a good tolerability and safety profile. We continue to evaluate TNG462 efficacy and tolerability at 200 mg, 250 mg and 300 mg daily, predominantly in NSCLC and pancreatic cancer. We plan to provide further clinical updates on TNG462 in 2025. Additionally, we plan to enroll patients in multiple combination clinical trials with TNG462 in the first half of 2025, including targeted combinations with (i) two RAS(ON) inhibitors, (RAS(ON) multi-selective inhibitor, RMC-6236, and RAS(ON) G12D-selective inhibitor RMC-9805, both from Revolution Medicines, Inc.), (ii) osimertinib (AstraZeneca), and (iii) pembrolizumab (Merck & Co., Inc.). Combinations of TNG462 and standard of care chemotherapy for NSCLC and pancreatic cancer also are being planned as potential paths to approval in the first line setting. We are initiating conversations with the FDA in preparation for multiple registrational studies.

In November 2024, we announced that we are stopping enrollment of TNG908, a brain-penetrant MTA-cooperative inhibitor of PRMT5, to resource to our other programs, TNG462 and TNG456. Data from our Phase 1/2 clinical trial demonstrated that TNG908 is clinically active and well-tolerated in non-central nervous system solid tumors (including NSCLC and pancreatic cancer). No partial responses by RANO criteria were observed in the 23 evaluable GBM patients who were treated at active doses.

We plan to enroll patients in a Phase 1/2 clinical trial for TNG456, a next-generation brain-penetrant MTA-cooperative PRMT5 inhibitor, in the first half of 2025. We plan to evaluate TNG456 as a monotherapy and in combination with the brain-penetrant CDK4/6 inhibitor, abemaciclib (Lilly), in GBM, NSCLC and selected other solid tumors. Preclinical studies suggest that TNG456 has increased selectivity and potency compared to TNG908.

Discovered as part of our immune evasion target discovery platform, TNG260 is a first-in-class CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are present in approximately 15% of NSCLC, 15% of cervical cancers, 10% of carcinoma of unknown primary, 5% of breast cancers and 3% of pancreatic cancers. In syngeneic models with an STK11 mutation and an intact immune system, the combination of TNG260 with an anti-PD-1 antibody resulted in sustained complete tumor regressions and the induction of immune memory against re-implantation of tumors. These preclinical data demonstrate that TNG260 in combination with an anti-PD-1 antibody is active in cancers with STK11 mutation, a setting where an anti-PD-1 antibody alone is inactive. In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. The TNG260 Phase 1/2 clinical trial is ongoing, evaluating the safety, pharmacokinetics, PD and efficacy of TNG260 in combination with pembrolizumab, with a one cycle single agent run-in phase to evaluate the safety and PK of TNG260, in patients with locally advanced or metastatic solid tumors with an STK11 loss-of-function mutation. To date, the safety, tolerability and pharmacokinetics profiles are favorable. Clinical data from the ongoing trial are expected in 2025. We believe that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy.

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

We expect that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2024 of $293.3 million will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2026. Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2024 and 2023, our net losses were $92.6 million and $71.0 million, respectively. We had an accumulated deficit of $463.9 million as of September 30, 2024. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

As of September 30, 2024, $132.5 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead Agreement and the 2018 Gilead Agreement (the Gilead Agreements).

During the three months ended September 30, 2024 and 2023, we recognized $11.6 million and $10.7 million, respectively, and during the nine months ended September 30, 2024 and 2023, we recognized $25.9 million and $26.1 million, respectively, of collaboration revenue associated with the Gilead Agreements based on performance completed during each period.

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

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
TNG908 direct program expenses	$3,259	$3,165	$10,776	$7,353
TNG462 direct program expenses	3,119	1,795	12,162	6,969
TNG260 direct program expenses	1,947	1,565	7,946	5,731
TNG348 direct program expenses	590	922	5,531	4,454
Discovery direct program expenses	6,898	5,206	19,923	17,804
Unallocated research and development expenses:
Personnel-related expenses	12,403	9,598	38,309	28,347
Facilities and other related expenses	5,047	4,898	15,334	13,201
Total research and development expenses	$33,263	$27,149	$109,981	$83,859

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three and nine months ended September 30, 2024 and 2023.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$11,607	$10,732	$875
Total revenue	11,607	10,732	875
Operating expenses:
Research and development	33,263	27,149	6,114
General and administrative	11,222	9,209	2,013
Total operating expenses	44,485	36,358	8,127
Loss from operations	(32,878)	(25,626)	(7,252)
Other income:
Interest income	1,809	1,872	(63)
Other income, net	1,956	1,514	442
Total other income, net	3,765	3,386	379
Loss before income taxes	(29,113)	(22,240)	(6,873)
Provision for income taxes	(54)	(23)	(31)
Net loss	$(29,167)	$(22,263)	$(6,904)

Collaboration Revenue

Collaboration revenue of $11.6 million and $10.7 million for the three months ended September 30, 2024 and 2023, respectively, was derived from the Gilead collaboration. Collaboration revenue increased due to changes to estimated costs expected to be incurred under the collaboration.

Research and Development Expenses

Research and development expense was $33.3 million for the three months ended September 30, 2024 compared to $27.1 million for the three months ended September 30, 2023. The increase of $6.1 million was primarily due to a $3.0 million increase relating to the advancement of TNG462 and our preclinical programs. Additionally, the increase was also due to $2.8 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $11.2 million for the three months ended September 30, 2024 compared to $9.2 million for the three months ended September 30, 2023. The increase of $2.0 million was primarily due to $1.5 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $1.8 million for the three months ended September 30, 2024 compared to $1.9 million for the three months ended September 30, 2023, with the decrease attributed to a decrease in marketable securities balance in 2024 as compared to 2023.

Other Income, Net

Other income, net was $2.0 million for the three months ended September 30, 2024 compared to other income, net of $1.5 million for the three months ended September 30, 2023, with the increase attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for the three months ended September 30, 2024 and $0.1 million for the three months ended September 30, 2023. The income tax provision amount for the period ended September 30, 2024 is primarily attributable to state taxes on interest income earned on marketable securities.

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$25,852	$26,096	$(244)
License revenue	12,100	5,000	7,100
Total revenue	37,952	31,096	6,856
Operating expenses:
Research and development	109,981	83,859	26,122
General and administrative	32,656	26,397	6,259
Total operating expenses	142,637	110,256	32,381
Loss from operations	(104,685)	(79,160)	(25,525)
Other income:
Interest income	6,077	4,383	1,694
Other income, net	6,135	3,883	2,252
Total other income, net	12,212	8,266	3,946
Loss before income taxes	(92,473)	(70,894)	(21,579)
Provision for income taxes	(159)	(87)	(72)
Net loss	$(92,632)	$(70,981)	(21,651)

Collaboration Revenue

Collaboration revenue of $25.9 million and $26.1 million for the nine months ended September 30, 2024 and 2023, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were lower during the nine months ended September 30, 2024 which resulted in lower collaboration revenue amounts recognized.

License Revenue

License revenue was $12.1 million for the nine months ended September 30, 2024, compared to $5.0 million for the nine months ended September 30, 2023. The increase is primarily due to licensing a program to Gilead for $12.0 million during the second quarter of 2024 as compared to Gilead licensing a program for $5.0 million during the second quarter of 2023.

Research and Development Expenses

Research and development expense was $110.0 million for the nine months ended September 30, 2024 compared to $83.9 million for the nine months ended September 30, 2023. The increase of $26.1 million was primarily due to a $14.0 million increase relating to the advancement of our clinical and preclinical programs. Additionally, the increase was also due to $10.0 million in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $32.7 million for the nine months ended September 30, 2024 compared to $26.4 million for the nine months ended September 30, 2023. The increase of $6.3 million was primarily due to $5.5 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $6.1 million for the nine months ended September 30, 2024 compared to $4.4 million for the nine months ended September 30, 2023, with the increase attributed to an increase in interest rates in 2024 as compared to 2023.

Other Income, Net

Other income, net was $6.1 million for the nine months ended September 30, 2024 compared to other income, net of $3.9 million for the nine months ended September 30, 2023, with the increase attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the nine months ended September 30, 2024 and $0.1 million for the nine months ended September 30, 2023. The income tax provision amount for the period ended September 30, 2024 is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any product and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through (i) the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023 and (ii) the $43.0 million from our "at-the-market" stock offering program, and another $237.1 million through our collaboration with Gilead. As of September 30, 2024, we had cash and cash equivalents and marketable securities of $293.3 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2024 of $293.3 million will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our cash flows for each of the nine month periods presented:

	Nine Months Ended September 30,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(94,854)	$(90,515)	$(4,339)
Net cash provided by investing activities	34,066	7,574	26,492
Net cash provided by financing activities	46,695	80,939	(34,244)
Net decrease in cash, cash equivalents and restricted cash	$(14,093)	$(2,002)	$(12,091)

Operating Activities

Net cash used in operating activities was $94.9 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $90.5 million for the nine months ended September 30, 2023. The increase in net cash used in operating activities for the nine months ended September 30, 2024 was primarily due to an increase to the net loss as a result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by changes in operating assets and liabilities and higher non-cash expenses, including stock compensation.

Investing Activities

Net cash provided by investing activities was $34.1 million for the nine months ended September 30, 2024 compared to net cash provided by investing activities of $7.6 million for the nine months ended September 30, 2023. The change was primarily due to a decrease in purchases of marketable securities as compared to the nine months ended September 30, 2023, which was partially offset by a decrease in sales and maturities of marketable securities as compared to the nine months ended September 30, 2023.

Financing Activities

Net cash provided by financing activities was $46.7 million for the nine months ended September 30, 2024 compared to net cash provided by financing activities of $80.9 million for the nine months ended September 30, 2023. The cash provided by financing activities for the nine months ended September 30, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases. The cash provided by financing activities for the nine months ended September 30, 2023 consisted of the net proceeds received from our private placement financing transaction in August 2023 of $79.8 million, as well as the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$51,973	$5,732	$11,640	$12,349	$22,252
Total	$51,973	$5,732	$11,640	$12,349	$22,252

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at September 30, 2024. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of September 30, 2024.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of September 30, 2024 and December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of our license agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

Changes in Internal Controls Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended September 30, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc., as amended. (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

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

Tango Therapeutics, Inc.

Dated: November 6, 2024	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)