Form 10-K
period 2024-12-31
Tango Therapeutics, Inc.
filed 2025-02-27
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ NO ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. YES ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). YES ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 28, 2024, was approximately $855.1 million.

As of February 19, 2025, the registrant had 108,107,890 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

The registrant's definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2024 and is incorporated by reference in Part III to the extent described herein.

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

•

If we are unable to successfully validate, develop and obtain regulatory approval for screening tests and companion diagnostic tests for our product candidates that require or would commercially benefit from such tests, or experience significant delays in doing so, we may not realize the full commercial potential of these product candidates. We will also rely on third-parties for screening for biomarkers that enable patient selection for clinical trials and target engagement.

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

•

We currently rely, and expect to continue to rely, on third parties to conduct our clinical trials, as well as investigator-sponsored clinical trials of our product candidates (if any). If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements, or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

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

•

We rely on a very limited number of third parties for the supply of the active pharmaceutical ingredients, or API, and drug product to be used in our product candidates (for example, an affiliate of WuXi AppTec is the sole source of API for all of our clinical-stage product candidates), and WuXi AppTec has been the subject of proposed Congressional legislation that, if enacted, could materially restrict our ability to conduct business with, and obtain API from, WuXi AppTec. The loss of any of these suppliers, including WuXi AppTec, could significantly harm our business.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials and combination clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment and dosing in clinical trials (including combination clinical trials), future plans for dose expansions, and initiation and completion of studies or clinical trials (including combination trials), plans for filing a registrational trial in TNG462, and related preparatory work, and the period during which the results of the clinical trials (including initial and final trial results) will become available (such as the clinical data update from the ongoing TNG462 clinical trial and the data from the ongoing TNG260 clinical trial, both expected in 2025);

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

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval in the first line setting for TNG462 in MTAP-deleted pancreatic and lung cancer;

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

•

regulatory developments in the United States and foreign countries, including product approval requirements and pricing regulations by U.S. regulatory authorities (such as the Centers for Medicare & Medicaid Services) and foreign regulatory authorities;

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

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including our belief that TNG260 could be among the first oncology molecules to leverage the benefits of genetically-based patient selection (STK11-mutation) with checkpoint inhibitor therapy; and our belief that TNG462 has the potential to be a best-in-class molecule; and

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

Corporate Information

We were formerly known as BCTG Acquisition Corp., or BCTG, and were incorporated in Delaware in May 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. On August 10, 2021, we consummated the merger pursuant to the Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG, BCTG Merger Sub Inc. and Tango Therapeutics Sub, Inc. Upon the consummation of the merger, we changed our name to Tango Therapeutics, Inc.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available through the “Investors”

portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Accordingly, investors should monitor such portions of the Company’s website, in addition to following the Company’s press releases, SEC filings and public conference calls and webcasts (if any). Information on our website is not to be deemed to be incorporated by reference in, and is not part of, this Annual Report on Form 10-K or any of our other securities filings, unless specifically incorporated herein by reference, and should not be relied upon in making a decision as to whether or not to purchase our common stock. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

USE OF DEFINED TERMS IN THIS ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2024 we use the following defined terms:

i.
“2024 Annual Report” means this Annual Report on Form 10-K for the year ended December 31, 2024;
ii.
“the Company”, “we", “our” and “us” mean Tango Therapeutics, Inc. and its wholly-owned subsidiaries;
iii.
“Business Combination” means the merger of BCTG Merger Sub Inc. with and into Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc.) on August 10, 2021, with Tango Therapeutics, Inc. as the surviving company in the merger as a wholly-owned subsidiary of BCTG Acquisition Corp. (now known as Tango Therapeutics, Inc.);
iv.
“CNS” means central nervous system.
v.
“CoREST” means Co-repressor of Repressor Element-1 Silencing Transcription;
vi.
“CSF” means cerebrospinal fluid;
vii.
“FDA” means U.S. Food and Drug Administration
viii.
“Gilead” means Gilead Sciences, Inc.;
ix.
“GBM” means glioblastoma;
x.
“IND” means Investigational New Drug application
xi.
“MTA” means methylthioadenosine;
xii.
“MTAP” means methylthioadenosine phosphorylase;
xiii.
“NSCLC” means non-small cell lung cancer;
xiv.
“PRMT5” means protein arginine methyltransferase 5;
xv.
“RANO” means Response Assessment in Neuro-Oncology;
xvi.
“SAM” means S-adenosyl-L-methionine;
xvii.
“STK11” means serine-threonine kinase 11; and
xviii.
“USP1” means ubiquitin-specific protease 1.

PART I

Item 1. Business.

Overview

Tango Therapeutics was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We leverage our state-of-the-art target discovery platform to identify novel targets and develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Tumor suppressor gene loss remains a largely unaddressed target space specifically because these genetic events cannot be directly targeted. Our novel small molecules are designed to be selectively active in cancer cells with specific genetic alterations, killing those cancer cells while sparing normal cells. We also are extending this target space beyond the classic, cell-autonomous effects of tumor suppressor gene loss to include the discovery of novel targets that reverse tumor suppressor gene mediated immune evasion which prevents the immune system from recognizing and killing cancer cells. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

We are currently developing two MTA-cooperative PRMT5 inhibitors: TNG462 for non-CNS cancers, including pancreatic and lung cancer, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including GBM.

In November 2024, we reported positive early data from the ongoing Phase 1/2 clinical trial of TNG462, demonstrating durable clinical activity across multiple cancer types with a good safety and tolerability profile. We are currently enrolling patients in the ongoing TNG462 Phase 1/2 monotherapy clinical trial and plan to provide a clinical data update on TNG462 in 2025. Additionally, we plan to begin enrollment in multiple combinations involving TNG462 in 2025. We have initiated a robust clinical development program for TNG462, and plan to pursue monotherapy registrational clinical trials in 2026.

In November 2024, we also announced data from the Phase 1/2 clinical trial of TNG908, our first brain-penetrant PRMT5 inhibitor. The data demonstrated durable clinical activity, including RECIST partial responses across multiple tumor types (including pancreatic and lung cancer) and a good safety and tolerability profile. However, we did not observe any responses by RANO criteria in GBM, a development focus of the TNG908 program. Given that TNG462 has more favorable pharmacokinetic, pharmacodynamic and safety characteristics than TNG908, we stopped enrollment of the TNG908 clinical trial and discontinued further development in order to fully resource TNG462 and TNG456 development.

Based on preclinical TNG456 data showing enhanced potency and MTAP selectivity compared to TNG908 and sufficient brain penetrance, TNG456 will move into clinical development and focus on GBM. The FDA cleared the TNG456 IND in January 2025 and we plan to begin enrolling patients in a Phase 1/2 clinical trial the first half of 2025.

TNG260 is a first-in-class CoREST inhibitor, which in preclinical studies reversed the immune evasion effect of STK11 loss-of-function mutations. TNG260 has a favorable safety, tolerability and pharmacokinetic profile in dose escalation and clinical proof-of-mechanism now has been established based on pharmacodynamic data from on-treatment patient biopsies. We are enrolling patients in the dose expansion portion of the Phase 1/2 trial and we plan to provide clinical data for TNG260 in 2025.

Our Pipeline

We are leveraging the power and productivity of our discovery engine to discover and validate multiple novel targets each year. Our growing pipeline consists of discovery programs for multiple cancer types that currently have limited treatment options, as summarized in Figure 1.

Figure 1. Tango Therapeutics' product pipeline

Our Strategy

We are pioneering novel approaches to the discovery and development of innovative targeted oncology therapies. We leverage the following core strategic components, enabling the pursuit of transformative therapies for patients with cancer:

•
Advance the clinical development of TNG462 as a monotherapy and in combination with other therapies in clinical trials to enable multiple registration paths, with our ultimate goal of enabling studies of TNG462 for the first-line treatment of MTAP-deleted pancreatic and lung cancer, both of which are markets with large addressable patient populations and high unmet need
•
Advance the clinical development of TNG456 into a Phase 1/2 clinical trial focused on GBM
•
Advance the clinical development of TNG260, an immunotherapy targeting genetically defined patients with STK11-mutant lung cancer
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

Unmet need of cancers caused by tumor suppressor gene loss

Many genetic drivers of cancer have been well-characterized but have not been directly targeted due to their molecular structure (undruggable oncogenes) or functional loss (tumor suppressor genes). Tumor suppressor gene loss represents a significant portion of the many genetic alterations that drive the formation of cancers, but it remains a largely unaddressed target space. Targeting tumor suppressor gene loss directly is not possible because they are deleted or inactivated, and the immune evasion effects of tumor suppressor gene loss have only recently been described. We are using the concept of synthetic lethality to address the unmet medical need of large groups of patients characterized by tumor suppressor gene loss and activation of immune evasion genes.

Synthetic lethality to address tumor suppressor gene loss

Synthetic lethal therapies for cancer refers to pairs of genes in which one is inactivated by a genetic alteration and the other is inhibited pharmacologically. While genetic alterations give rise to the development of cancer, they also create a unique vulnerability that can be exploited therapeutically. Biologically, such vulnerability can be the inability of cancer cells to respond to a specific signal, such as DNA damage or cell cycle arrest, or the inability to remodel chromatin or to maintain cellular homeostasis. The unique advantage of a synthetic lethal approach to cancer therapy is that normal cells are not vulnerable to the synthetic lethal drug target and are largely unaffected at drug doses where the mutant cancer cells are selectively killed, as noted in Figure 2 below. The recent success of PARP inhibitors in BRCA-mutant breast, ovarian and prostate cancers is the first clinical example of using synthetic lethality to target tumor suppressor gene loss.

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

Moreover, we are using tumor suppressor gene loss as a patient selection marker for clinical trial enrollment to ensure we are enrolling the patients most likely to benefit from each new drug candidate. We believe this approach should enable efficient clinical development and increase the probability of success with the potential for maximum clinical benefit for the patient.

Our immune evasion platform

Our synthetic lethal target discovery approach can be adapted to identify druggable targets that do not kill cancer cells directly, but rather attract immune cells to destroy them. Our immune evasion target discovery platform was designed to leverage immuno-oncology therapies with genetically defined patient populations to maximize clinical benefit. We are addressing the unmet medical need of this large group of patients by identifying novel immune evasion genes that (i) are activated by tumor suppressor gene loss and (ii) the effects of which can be reversed through inhibition with a small molecule. In the first step, we perform an in vivo CRISPR-based screen using immune cell-mediated cell killing as the readout. This first step allows us to identify tumor suppressor genes linked to immune evasion. For the second step, we repeat the in vivo CRISPR screen in animals with an intact immune system looking for potential drug targets that reverse the immune evasion effects of the tumor suppressor gene deletion.

OUR PROGRAMS

PRMT5 inhibitors

PRMT5 has long been a therapeutic target of interest for cancer given its role in regulating proteins involved in multiple essential cellular functions, including RNA splicing, cell cycling, cell death, and metabolic signaling. PRMT5 is a protein arginine methyltransferase that modifies the activity of these proteins, which are critical for growth and viability of both normal and cancer cells. The first generation of PRMT5 inhibitors did not advance in clinical development because they were either SAM-cooperative or SAM-competitive (and not MTA-cooperative), and as a result, they killed rapidly growing normal cells (bone marrow cells in particular) as effectively as cancer cells and therefore on-target, dose-limiting bone marrow toxicity prevented adequate target inhibition in cancer cells. To address this problem, we designed TNG462 and TNG456 to be MTA-cooperative - and thus selectively active (synthetic lethal) - in cancer cells that have a homozygous deletion of MTAP, which is not deleted in normal cells.

This synthetic lethal interaction occurs when MTAP is co-deleted as a “passenger” with the frequently deleted tumor suppressor gene CDKN2A. The synthetic lethality occurs because MTAP-deleted cells accumulate the PRMT5 inhibitory factor MTA. As a result, PRMT5 is partially inhibited in MTAP-deleted cells, making those cells more sensitive than normal cells to further inhibition of PRMT5 activity. Taking advantage of this unique interaction between PRMT5 inhibition and

MTAP deletion requires that the inhibitors have a specific binding mechanism called MTA cooperativity. TNG908, TNG462 and TNG456 bind cooperatively with MTA to inhibit PRMT5 function by blocking access to the PRMT5 active site for both protein substrates and the activating PRMT5 co-factor SAM, specifically in tumor cells which are MTAP deleted. This MTA-cooperative binding mechanism allows selective inhibition of PRMT5 in tumor cells that have lost MTAP while being relatively inert in normal cells without MTAP deletion.

MTAP-deletion frequency in multiple solid tumor types

A partial deletion of chromosome 9p21, driven by loss of the tumor suppressor gene CDKN2A, is the most common homozygous deletion in human cancer. MTAP is adjacent to CDKN2A and is lost along with it in 80-90% of CDKN2A-deleted tumors, thus MTAP is one of the most commonly deleted genes across all cancer types. Based on The Cancer Genome Atlas and Dana Farber Cancer Institute (O’Kane, G.M et al. Cancer Res., 2024) data, there are at least 15 cancer types where MTAP loss occurs in more than 10% of patients, including approximately 10% of non-squamous NSCLC, 20% of squamous NSCLC, 25% of bladder cancers, 35% of pancreatic cancers, and 45% of GBM. Our development program for TNG462 is focusing primarily on patients with pancreatic and lung cancer, and we estimate that the annual addressable patient population in the U.S. for these indications totals approximately 37,000 patients. Our development program for TNG456 will focus primarily on patients with GBM, which has an annual addressable U.S. patient population of approximately 7,000 patients.

Strong preclinical data demonstrated with our MTA-cooperative PRMT5 inhibitors in MTAP-deleted cancers

Since PRMT5 is an essential enzyme for all cell types, we designed our PRMT5 inhibitors to be selectively active in cancer cells that have a homozygous deletion of MTAP, which is not deleted in normal cells.

In normal cells with MTAP, MTA is rapidly degraded by MTAP and therefore does not inhibit PRMT5. When MTAP is deleted in cancer cells, intracellular MTA is markedly elevated compared to normal cells (Figures 3 and 4 below) and partially inhibits PRMT5. Our inhibitors preferentially bind PRMT5 in the presence of MTA and “lock” the enzyme into the inactive state which further inhibits PRMT5 and prevents it from methylating target proteins critical for cell survival. As a result, our inhibitors selectively kill MTAP-deleted tumor cells with elevated MTA levels while sparing normal cells.

Figure 3. Schematic of PRMT5 and MTAP functions

Figure 4. TNG462 and TNG456 have an MTA-cooperative mechanism of action that is selective for MTAP-deleted cancer cells

In preclinical studies, our PRMT5 inhibitors drive dose-dependent, on-target, anti-tumor activity including deep and durable regressions in MTAP-null xenograft models regardless of histology. TNG462 and TNG456 have demonstrated increased potency and MTAP deletion selectivity as compared to TNG908 in these preclinical studies.

Figure 5. TNG908, TNG462 and TNG456 are potent and highly MTAP-selective.

During the course of the TNG908 Phase1/2 clinical trial, we determined that the TNG908 exposure in the brain of GBM patients did not achieve the necessary threshold for efficacy. Due to the predicted brain penetrance and increased potency and selectivity of TNG456, we expect that brain exposure of TNG456 at well-tolerated doses will be above the clinical efficacy threshold required in GBM.

Figure 6. TNG908 (actual) and TNG456 (predicted) steady-state clinical exposure in plasma and brain

Preclinical combination data

We plan to develop TNG462 and TNG456 as monotherapy agents and in combination with other agents. Based on strong preclinical data showing significant in vivo combination benefit, clinical combinations that are currently being executed, planned or are of potential interest for the future with our PRMT5 inhibitors include KRAS, CDK4/6, EGFR and MAT2A inhibitors and potentially other oncogene-targeted therapies.

•
Approximately 30% of MTAP-deleted lung adenocarcinomas and >90% of MTAP-deleted pancreatic adenocarcinomas are also KRAS-mutant. Preclinical in vivo studies further support testing these combinations in clinical trials. We have a clinical collaboration with Revolution Medicines, Inc., or RevMed, to combine TNG462 with daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and separately with zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, in MTAP-deleted, KRAS-mutant pancreatic and lung cancer.
•
Essentially all MTAP-deleted tumors also harbor a CDKN2A deletion, which may sensitize cancers to CDK4/6 inhibition. We have demonstrated the efficacy of this combination in preclinical in vivo studies. We have a clinical collaboration agreement with Eli Lilly and Company, or Lilly, that will supply Verzenio® (abemaciclib), a CDK4/6 inhibitor, for use in combination with TNG456 in our planned Phase 1/2 clinical trial focused in MTAP-deleted GBM.
•
20%-50% of MTAP-deleted lung adenocarcinomas are also EGFR-mutant. Combining TNG462 with an EGFR inhibitor in these patients may have a clinical benefit. Preclinical studies in EGFR-mutant lung models further support testing these combinations in clinical trials.
•
MAT2A inhibitors reduce intracellular levels of the activating PRMT5 co-factor, SAM, and increase the ratio of MTA to SAM in MTAP-deleted cells. Strong synergy has been demonstrated preclinically with sub-therapeutic doses of TNG462 and a MAT2A inhibitor, suggesting that this could be a beneficial clinical combination in MTAP-deleted tumors. However, single agent TNG462 with optimized dosing is as efficacious as the combination with a MAT2A in the same xenograft model.

Clinical trials

TNG462 Phase 1/2

The TNG462 Phase 1/2 clinical trial is evaluating the safety and efficacy of TNG462 in patients with MTAP-deleted solid tumors. The first patient was dosed in July 2023. The dose expansion portion of the clinical trial opened in July 2024 and is focused on patients with MTAP-deleted pancreatic and lung cancer. We are currently enrolling patients at 250 mg QD.

In November 2024, we reported on the 59 patients enrolled in this Phase 1/2 clinical trial across 13 histologies, with 39 evaluable patients at active doses (160-600 mg QD). We reported RECIST partial responses in multiple tumor types, including pancreatic and lung cancer. The median progression-free survival, or PFS, in evaluable patients at active doses in the escalation portion of the trial was 24 weeks. Additionally, we disclosed promising early efficacy data in cholangiocarcinoma, with an overall response rate (ORR) of 43% (3/7 patients with RECIST partial responses). Enrollment is ongoing, data are continuing to mature across tumor types and we plan to provide clinical data in 2025.

Overall, our initial data showed that TNG462 has a more durable clinical activity and we observed a cleaner safety and tolerability profile than AMG193 (based on publicly available information; comparable PFS data on BMS's PRMT5 inhibitor are not available). These data support our view that TNG462 has the potential to be a best-in-class molecule. Future development plans for TNG462 include both monotherapy and combination trials, including a planned combination clinical trial with RAS(ON) multi- and G12D-selective inhibitors from RevMed, which we expect to begin enrolling in the first half of 2025. The novel combinations with RAS(ON) multi - and G12D-selective inhibitors are supported by strong preclinical data, as well as clinical data demonstrating each molecule has been well-tolerated and active as a single agent. We are also investigating combinations with TNG462 and pembrolizimab and chemotherapy, respectively, to support potential first line registrational studies in pancreatic and lung cancer.

TNG456 Phase 1/2

In January 2025, the FDA cleared the IND for the TNG456 Phase 1/2 clinical trial for TNG456, in which we plan to evaluate patients with TNG456 monotherapy as well as in combination with abemaciclib. We expect enrollment to begin in the first half of 2025 and plan to focus on patients with CNS cancers, including GBM.

TNG908 Phase 1/2

The TNG908 Phase 1/2 first-in-human trial was evaluating the oral administration of TNG908 monotherapy in patients with MTAP-deleted tumors. The FDA cleared the IND for the TNG908 Phase 1/2 clinical trial in the first quarter of 2022. TNG908 dose escalation began in August 2022 and enrollment in the dose expansion cohorts began in April 2024.

In November 2024, we announced data from the Phase 1/2 clinical trial of TNG908, demonstrating durable clinical responses, including RECIST partial responses across multiple tumor types (including pancreatic and lung cancer), and a good safety and tolerability profile. Patients in the dose escalation cohort treated with active doses of TNG908 had a median PFS of 16 weeks (excluding GBM). However, we did not observe any responses by RANO criteria in GBM, a development focus of TNG908. As a result, we stopped enrollment of the TNG908 clinical trial and discontinued further development in order to fully resource TNG462 and TNG456 development.

As of January 2025, the TNG908 Phase 1/2 trial had enrolled 110 patients, 77 patients with non-CNS tumors and 33 with GBM. Of the 77 patients with non-CNS tumors, 39 patients were evaluable at active doses. Eight partial responses were observed (four confirmed, three yet to confirm and one failed to confirm). In pancreatic cancer, four of eleven patients had RECIST partial responses (ORR 36%) and three of eleven pancreatic cancer patients had stable disease. In lung cancer, one of nine patients had a RECIST partial response (ORR 11%) and six of the nine had stable disease. Median time on study in dose escalation at active doses was 16 weeks, excluding GBM patients. Of the 33 patients with CNS tumors, 23 patients were evaluable at active doses as of January 2025, with a median time on study of less than 8 weeks. Among GBM patients, there were no RANO partial responses and brain exposure was approximately 30% of plasma exposure. The TNG908 brain exposures in the three patients sampled were below what we believe to be the activity threshold for this molecule. TNG908 was safe and well-tolerated at doses below 900 mg BID.

The Phase 1/2 clinical trial data suggest TNG908 is an active and well-tolerated MTA-cooperative PRMT5 inhibitor in non-CNS solid tumors. However, we believe TNG462 has the potential to be the best-in-class molecule given that it has favorable pharmacokinetics, pharmacodynamics, safety and tolerability compared to TNG908. Based on our preclinical data, we expect that TNG456 will have CNS exposure above the efficacy threshold. For these reasons, we discontinued further development of TNG908 to fully resource the development of TNG462 and TNG456.

CoREST inhibition to reserve immune evasion

CoREST was discovered using our immune evasion target discovery platform as a drug target with the potential to reverse the immune evasion associated with STK11 mutations. This platform uses high throughput in vivo CRISPR-based target discovery screens to identify druggable targets that do not kill cancer cells directly but rather attract immune cells to destroy them in the context of specific tumor suppressor gene loss.

STK11 loss-of-function mutations occur in approximately 20% of NSCLC, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. STK11 loss-of-function mutations in lung cancer result in the inactivity of treatment with an immune checkpoint inhibitor, such as anti-PD-1. As a result, checkpoint inhibitor therapy is not sufficient to overcome the immune evasive environment of STK11-mutant tumors, leading to very limited clinical response in these patients. Inhibition of the CoREST complex by TNG260 has been shown in preclinical studies to lead to changes in expression of immune-related genes that favor a more active immune environment. For example, TNG260 treatment leads to increased expression of CXCL9, CXCL10, and CXCL11, which are cytokines responsible for recruiting T effector cells, therefore increasing the anti-tumor immune response when combined with anti-PD-1 antibody. Additionally, the combination of TNG260 with an anti-PD-1 antibody in preclinical studies leads to decreased expression of CCL1 and CCL22, which are chemokines responsible for recruiting immune suppressive regulatory T cells to the tumor environment. Together, this leads to an uncoupling of the levels of T effector and regulatory T cells in the tumor, which contributes to a more active immune microenvironment and re-sensitization to anti-PD-1 treatment.

Figure 7. TNG260 mechanism of action

Our in vivo CRISPR discovery platform enabled the discovery of STK11 as a tumor suppressor gene that drives immune evasion when not functional in cancer cells. We engineered a syngeneic mouse tumor model in which STK11 loss-of-function drives resistance to immune checkpoint blockade. Applying our in vivo CRISPR screen in this STK11 loss-of-function model, HDAC1 was identified as a target that reversed anti-PD-1 resistance caused by STK11 deletion. Though HDAC1 is a component of three major regulatory complexes, we observed that TNG260 is highly selective and only inhibits the CoREST complex and spares the other two complexes (Sin3 and NuRD).

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

Figure 8: Pharmacologic proof-of-concept for CoREST inhibition in STK11 mutant MC38 mouse tumors with TNG260 in combination with an anti-PD-1 antibody

TNG260 Phase 1/2

Our Phase 1/2 first-in-human trial of TNG260 evaluates the oral administration of TNG260 in combination with pembrolizumab (an anti-PD-1 antibody) in patients with STK11-mutant solid tumors focused on lung cancer. As TNG260 is designed to work in combination with anti-PD-1 antibodies in tumors with STK11 loss, enrollment is limited to patients with STK11 mutated tumors.

In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. In the dose escalation phase of the TNG260 Phase 1/2 trial, patients received TNG260 as single agent for the first 21 days of therapy, at which time pembrolizumab was added to TNG260. This safety evaluation period was not required as part of the dose escalation portion of the clinical trial. We are enrolling patients in the dose expansion portion of the trial at 80 mg QD. Clinical proof-of-mechanism has been established for TNG260 based on pharmacodynamic data from on-treatment patient biopsies, with favorable safety, tolerability and pharmacokinetic profiles to date. We plan to provide clinical data on the TNG260 clinical trial in 2025.

Collaboration and License Agreements

Collaboration and License Agreement with Gilead Sciences

In August 2020, we entered into an amended and restated research collaboration and license agreement, which we refer to as the Gilead Agreement, with Gilead. The Gilead Agreement expanded our 2018 collaboration with Gilead, or the 2018 Gilead Agreement. Pursuant to the Gilead Agreement, we use our proprietary functional genomics-based discovery platform to identify and develop novel immune evasion targets during a seven-year period ending in August 2027, or the Research Term. During the Research Term, Gilead has the option to obtain exclusive, worldwide licenses to develop and commercialize products directed to up to 15 targets validated in the collaboration. Prior to exercising its option for a program, Gilead may “extend” such program, in which case we will further collaborate with Gilead during the Research Term to discover and develop immuno-oncology treatments directed to such target(s), potentially through early clinical development and be eligible to receive research extension payments from Gilead. Gilead will retain its option rights to any such extended program. For up to five programs licensed by Gilead, we have the option to co-develop and co-promote the lead product for such program in the United States, subject to certain exceptions, and eligible to receive milestone payments and royalties on ex-U.S. sales.

Under the terms of the Gilead Agreement, we received an upfront payment of $125.0 million in addition to an upfront payment of $50.0 million received under the 2018 Gilead Agreement. We also received a $20.0 million equity investment in connection with the Gilead Agreement, and as of December 31, 2024, we received $38.2 million in license fees and $24.0 million in research extension fees. We are eligible to receive up to an additional $410.0 million per program in license, research extension, and clinical, regulatory and commercial milestone payments. We are also eligible to receive tiered royalties in the first decile on net sales by Gilead on a country-by-country and product-by-product basis until the later of (i) the expiration of the last valid claim of our patents or, in some instances, certain of Gilead’s patents, in each case covering such product in such country or (ii) ten years after the first commercial sale of such product in such country. For those products that we opt to co-develop and co-promote in the United States, we and Gilead will equally split profits and losses from the sales of such products in the United States, as well as development costs for such products attributable to the United States.

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

To date, Gilead has licensed four of our programs and has research option-extended two programs (of these option-extended programs, one was licensed and one stopped further development) under the Gilead agreements.

Our collaboration with Gilead excludes our lead programs, PRMT5 and CoREST, as well as a growing pipeline of novel targets identified in our non-immune related target discovery screens. We also retain the right to identify and validate targets outside the scope of our collaboration with Gilead (all cell-autonomous targets, exclusive of those in immune evasion contexts), and to develop and commercialize products directed to such targets, on our own or in collaboration with third parties.

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

In May 2023, we made the decision to discontinue further development of TNG348, the basis of our USP1 program, due to liver toxicity experienced by patients in the dose escalation portion of the Phase1/2 clinical trial. As a result, we do not expect any on-going material obligations under the Medivir Agreement.

Clinical Trial Collaboration and Supply Agreement with RevMed

In November 2024, the Company and RevMed entered into a Clinical Trial Collaboration and Supply Agreement. The agreement provides that RevMed will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to us for use in trials that will include the combination of TNG462 and each of these RAS(ON) inhibitors. We will be the sponsor of the combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive.

Clinical Trial Collaboration and Supply Agreement with Lilly

In December 2024, we entered into a Clinical Trial Collaboration and Supply Agreement with Lilly. The agreement provides that Lilly will supply abemaciclib for use in a clinical trial that will include the combination of TNG456 and abemaciclib. We will be the sponsor of the combination trial. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive.

Manufacturing

Our lead investigational products are small molecule inhibitors that can be readily manufactured without requiring any specialized equipment or processes. We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third-party Contract Development and Manufacturing Organizations, or CDMOs, for the manufacturing, packaging, labeling and distribution of our investigational products for preclinical and clinical testing, as well as for commercial manufacturing if any of our investigational products obtain marketing approval. A team of internal experts oversee activities at our contracted CDMOs with the goal of ensuring our investigational products are being manufactured under current good manufacturing practices, or cGMP. Currently, all manufacturing of the drug substance for our product candidates to be used in our clinical trials is conducted by one manufacturer and manufacturing of the drug product to be used in our clinical trials is conducted by two manufacturers. We believe that the contracted CDMOs have the capacity to support our potential registrational clinical studies, in addition to the first-in-human studies of our product candidates. The operations of one of these CDMOs are located outside the U.S. and the other CDMO conducts its operations for us in a single location in the United States. In addition to the risks related to having only two CDMOs (and only one manufacturer of drug substance), we may also encounter challenges related to supply chain, climate issues, pandemic and geopolitical risks. We plan to further expand and diversify our supply chain by identifying and contracting other CDMOs (beyond the two CDMOs that are currently conducting operations for us) with the capacity and expertise to support the drug substance and drug product for our product candidates and other investigational products in our pipeline and to manufacture commercial supply of our drugs (if those therapies obtain regulatory approval). For additional information and details on the risk related to manufacturing, see “Item 1A. Risk Factors —The third parties upon whom we rely for the supply of the active pharmaceutical ingredients and drug product to be used in our product candidates are our sole sources of supply, and the loss of any of these suppliers could significantly harm our business. ”

Intellectual Property

We strive to protect and enhance the proprietary technology, inventions and improvements that we believe are commercially important to the development of our business and our product candidates, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets relating to our proprietary target discovery technology platform and on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in the field of precision oncology that may be important for the development of our business and product candidates. We additionally may rely on regulatory protection afforded through data exclusivity, market exclusivity and patent term extensions, where available. Patent rights and regulatory protections are key factors that determine the period of market exclusivity for products in our industry. It is during the period of market exclusivity that, we believe, our potential future products have their greatest commercial value.

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

PRMT5 inhibitors

We exclusively own ten patent families covering the composition of matter, methods of use, manufacture, crystalline forms and formulations for TNG908, TNG462, TNG456 and other structurally related PRMT5 inhibitors.

•
For the first family, two US patents have been granted, and patent applications are pending in the United States, Argentina, Pakistan, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2041.
•
For the second family, patent applications are pending in the United States, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2042.

•
For the third family, patent application are pending in the United States, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2043.
•
A Patent Cooperation Treaty and a United States application are pending in the fourth family, and any patents granted in this family would be expected to expire no earlier than 2043.
•
Provisional United States applications are pending in each of the fifth, sixth, seventh, eighth, ninth and tenth patent families. Any patents granted in any of these families would be expected to expire no earlier than 2045.

Additionally, we exclusively own five patent families covering other PRMT5 inhibitors and their methods of use with expiration dates ranging from 2039 to 2043. Two US patents have been granted in the first family. A US patent application is pending in the second family. Patent applications are pending in United States, Taiwan, Europe and Japan for the third family. Patent applications are pending in the United States, Taiwan, Europe and Japan for the remaining two families.

CoREST inhibitors

We exclusively own four patent families covering the composition of matter, methods of use, solid forms and methods of manufacturing for our product candidate TNG260 and other structurally related CoREST inhibitors. For the first family, a United States patent is granted and patent applications are pending in the United States, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2042. A Patent Cooperation Treaty application is pending in the second family and any issued patents in this family, if granted, are expected to expire no earlier than 2043. Provisional US applications are pending in the remaining two families.

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

Our product candidates must be approved for therapeutic indications by the FDA before they may be marketed in the United States. For drug product candidates regulated under the FD&C Act, the FDA must approve a New Drug Application, or NDA. The process generally involves the following:

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

The clinical stage of development involves the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, who generally are physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in a clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, inclusion and exclusion criteria and the parameters and criteria to be used in monitoring safety and evaluating effectiveness. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable compared to the anticipated benefits. The IRB also approves the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must oversee the clinical trial until its completion. The FDA, the IRB, or the sponsor may suspend or discontinue a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. There also are requirements governing the registration and reporting of ongoing and completed clinical trials to public registries. For example, information about certain clinical trials must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health.

A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA may nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through independent analysis and an onsite inspection if deemed necessary.

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

In 2023, we received FDA clearances of our IND applications for TNG462 and TNG260 to initiate Phase 1/2 clinical trials for each product candidate. In 2025, we received clearance of our IND application for TNG456 to initiate Phase 1/2 clinical trials for this product candidate.

In March 2022, the FDA released final guidance titled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how drug developers can utilize an adaptive trial design commonly referred to as a seamless trial design in early stages of oncology drug development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to drug development and reduce development costs and time.

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

Progress reports detailing the results of clinical trials, among other information related to development under an IND, must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and investigators within 15 days to report serious and unexpected suspected adverse events, findings from other studies or animal or in vitro testing that suggest a significant risk for human subjects and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must also notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction as soon as possible but in no case later than seven calendar days after the sponsor’s initial receipt of the information.

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

The FDA reviews all submitted NDAs to ensure they are sufficiently complete to permit substantive review before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews an NDA to determine, among other things, whether the product is safe and effective for the indications sought and whether the facility in which it is manufactured, processed, packaged or held meets standards, including cGMP requirements, designed to assure and preserve the product’s continued identity, strength, quality and purity. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act, or PDUFA, the FDA targets ten months from the filing date in which to complete its review of a new molecular entity NDA and respond to the applicant, and six months from the filing date of a new molecular entity NDA for priority review. The FDA does not always meet its PDUFA goal dates for standard or priority NDAs, and the review process is often extended by FDA requests for additional information or clarification. Further, under PDUFA, as amended, each NDA must be accompanied by a substantial application fee.

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

After evaluating the NDA and all related information, including an advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a Complete Response Letter. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally states specific conditions that must be met in order to secure final approval of the NDA. The FDA may require additional clinical or preclinical testing or recommend other actions, such as requests for additional information or clarification, that the applicant might take in order to resubmit the NDA for FDA reconsideration. Even with a submission that includes this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those criteria have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for one or more indications.

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

Orphan drug designation and exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition, which is a disease or condition with either a patient population of fewer than 200,000 individuals in the United States, or a patient population greater than 200,000 individuals in the United States when there is no reasonable expectation that the cost of developing and making the product available in the United States for the disease or condition will be recovered from sales of the product. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, although companies developing orphan-designated products are eligible for certain incentives, including tax credits for qualified clinical testing and waiver of application fees.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to a seven-year period of marketing exclusivity during which the FDA may not approve any other applications to market the same drug for the same indication, except in limited circumstances, such as a subsequent product’s showing of clinical superiority over the product with orphan exclusivity or where the original applicant cannot produce sufficient quantities of product. Competitors, however, may receive approval of different drugs for the indication for which the orphan product has exclusivity or obtain approval for the same drug for a different indication than that for which the orphan product has exclusivity. Orphan drug exclusivity could block the approval of one of our product candidates for seven years if a competitor obtains approval for the same drug for the same indication before we do, unless we are able to demonstrate that our product candidate is clinically superior. If an orphan designated product receives marketing approval for an indication broader than its designation, it may not be entitled to orphan exclusivity. Additionally, certain provisions of the Inflation Reduction Act of 2022, or IRA, may impact the usefulness of an orphan drug designation. (For additional information, see “—Current and future healthcare reform legislation.”)

The FDA has granted orphan drug designation to TNG462 for the treatment of soft tissue sarcoma and for the treatment of pancreatic cancer.

Expedited development and review programs for drugs

The FDA has several programs intended to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening diseases or conditions. These programs include Fast Track designation, Breakthrough Therapy designation, priority review and Accelerated Approval; the purpose of these programs is to get important new drugs to patients more quickly than standard FDA review timelines typically permit.

A product candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application. In 2023, the FDA granted Fast Track designation to: (i) TNG462 for previously treated, locally advanced, and unresectable or metastatic MTAP-deleted solid tumors and (ii) TNG260 in combination with an anti-PD-1 antibody for the treatment of patients with previously treated, advanced (metastatic or locally advanced and not amenable to curative intent therapy) NSCLC with STK-11 mutations. In February 2025, the FDA granted Fast Track designation to TNG456 for the following two indications: (A) as a single agent, for the treatment of patients with locally advanced or metastatic solid tumors with MTAP loss and (B) in combination with abemaciclib, for the treatment of patients with locally advanced or metastatic NSCLC with MTAP loss.

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

Accelerated approval is generally contingent on a sponsor’s agreement to conduct, in a diligent manner, adequate and well-controlled post-approval confirmatory studies to verify and describe the product’s clinical benefit and, under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA may require, as appropriate, that such trials be underway prior to approval. Under FDORA, the FDA has increased authority for expedited procedures to withdraw approval of a drug or an indication approved under accelerated approval if, for example, the confirmatory trial fails to verify the predicted clinical benefit of the product.

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

Regulation of companion diagnostics

Companion diagnostics provide information that is essential for the safe and effective use of a corresponding drug. A companion diagnostic may be used to help identify patients who are most likely to benefit from a particular drug, identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular drug, or monitor response to treatment with a particular drug for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are regulated as medical devices by the FDA. In the United States, the FD&C Act, its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance or approval from the FDA prior to commercialization. The two primary types of FDA marketing authorization applicable to a medical device are clearance of a premarket notification, or 510(k), and premarket approval, or PMA. In January 2024, FDA announced its intention to initiate a reclassification process for most in vitro diagnostics, including companion diagnostics. FDA also indicated that it will continue to take a risk-based approach in the initial classification of individual in vitro diagnostics to determine whether a new diagnostic test may be classified into class II through the de novo classification process. In so doing, FDA signaled that it may regulate most future companion diagnostics as class II devices (which is a medical device that poses a medium to high risk to patients and users).

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

Other regulatory matters

Manufacturing, sales, promotion and other activities of product candidates following product approval, where applicable, and commercialization are also subject to regulation by numerous regulatory authorities in the United States in addition to the FDA, which may include the Centers for Medicare & Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services, or HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments and governmental agencies.

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

In the European Union, or EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price,for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

On May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. President Biden issued multiple executive orders that have sought to reduce prescription drug costs. In February 2023, HHS issued a proposal in response to an October 2022 executive order from then-President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. A number of these and other proposed measures may require authorization through additional legislation to become effective, but the Trump Administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

Other United States environmental, health and safety laws and regulations

We may be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. From time to time, and in the future, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. Even if we contract with third parties for the disposal of these materials and waste products, we cannot completely eliminate the risk of contamination or injury resulting from these materials. In the event of contamination or injury resulting from the use or disposal of our hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

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

•
Centralized procedure — The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No. 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy products (gene therapy, somatic cell therapy and tissue engineered products) and products with a new active substance indicated for the treatment of certain diseases, which includes products for the treatment of cancer. For medicines that do not fall within one of the mandatory categories, an applicant still has the option of submitting an application for a centralized marketing authorization to the European Medicines Agency, or EMA, as long as the medicine concerned contains a new active substance not yet authorized in the EU, is a significant therapeutic, scientific or technical innovation, or if its authorization would be in the interest of public health in the EU. If pursuing marketing authorization of a product candidate for a therapeutic indication under the centralized procedure, the EMA’s Committee for Medicinal Products for Human Use, or CHMP, is responsible for conducting an initial assessment of whether a product meets the required quality, safety and efficacy requirements, and whether a product has a positive benefit/risk ratio. Under the centralized procedure the maximum timeframe for the evaluation of a marketing authorization application, or MAA, by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of a MAA considerably beyond 210 days. Where the CHMP gives a positive opinion, it provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of a MAA under the accelerated assessment procedure is 150 days, excluding clock stops, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

•
National authorization procedures — There are also two other possible routes to authorize products for therapeutic indications in several countries, which are available for products that fall outside the scope of the centralized procedure:
o
Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EEA country for a medicinal product that has not yet been authorized in any EEA country and that does not fall within the mandatory scope of the centralized procedure.
o
Using the mutual recognition procedure, a medicine is first authorized in one EEA country, in accordance with the national procedures of that country. Following this, additional marketing authorizations can be sought from other EEA countries in a procedure whereby the countries concerned recognize the validity of the original, national marketing authorization.

In both cases, as with the centralized procedure, the competent authorities of the EEA countries assess the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy before granting the marketing authorization.

Now that the United Kingdom, or UK, has left the EU, the UK is no longer covered by the EU procedures for the grant of marketing authorizations under the centralized EU procedure and a separate marketing authorization is therefore required to market drugs in the UK. However, although a separate marketing authorization is required to market a product in the UK, on January 1, 2024, the Medicines and Healthcare Products Regulatory Agency, or MHRA, put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). On February 27, 2023, the United Kingdom government and the European Commission announced a political agreement in principle to replace the Northern Ireland Protocol with a new set of arrangements, known as the “Windsor Framework”. The Windsor Framework was approved by the EU-UK Joint Committee on March 24, 2023, and the medicines aspects of the Windsor Framework have applied since January 1, 2025. This new framework fundamentally changes the previous system under the Northern Ireland Protocol, including with respect to the regulation of medicinal products in the United Kingdom. In particular, the MHRA is now responsible for approving all medicinal products destined for the United Kingdom market (i.e., Great Britain and Northern Ireland), and the EMA no longer has any role in approving medicinal products destined for Northern Ireland under the EU centralized procedure. A single United Kingdom-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

In the EU, new products that are authorized for marketing (i.e., reference products) qualify for eight years of data exclusivity and an additional two years of market exclusivity upon marketing authorization. The data exclusivity period prevents generic or biosimilar applicants from referencing the preclinical and clinical trial data contained in the dossier of the innovator product when applying for a generic or biosimilar marketing authorization in the EU during a period of eight years from the date on which the innovator product was first authorized in the EU. The additional two-year period of market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the EU until ten years have elapsed from the initial authorization of the reference product in the EU. The overall ten-year period can be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on a MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

The criteria for designating an “orphan medicinal product” in the EU are similar in principle to those in the United States. In the EU, under Article 3 of Regulation (EC) 141/2000, a medicinal product may be designated as orphan if it meets the following criteria: (i) it is intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition; and (ii) either (a) such condition affects no more than five in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return in the EU to justify the investment needed for its development; and (iii) there exists no satisfactory method of diagnosis, prevention or treatment of such condition, or if such a method exists, the product will be of significant benefit to those affected by the condition. Orphan medicinal products are eligible for financial incentives such as reduction of fees or fee waivers and are, upon grant of a marketing authorization, entitled to ten years of market exclusivity for the approved therapeutic indication. During this ten-year orphan market exclusivity period, no marketing authorization application shall be accepted, and no marketing authorization shall be granted for a similar medicinal product for the same indication, unless certain conditions are met. An orphan product can also obtain an additional two years of market exclusivity in the EU for pediatric studies. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Similar to the United States, the various phases of non-clinical and clinical research in the EU are subject to significant regulatory controls.

The system for the approval of clinical trials in the EU is governed by the EU Clinical Trials Regulation 536/2014. Under this system, an applicant must obtain prior approval from the national competent authority, or NCA, of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, or EC, has issued a favorable opinion. The EU Clinical Trials Regulation (which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022) is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (“Member States concerned”) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

All of the aforementioned EU rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). The European Commission has provided the legislative proposals to the European Parliament and the European Council for their review and approval, and, in April 2024, the European Parliament proposed amendments to the legislative proposals. Once the European Commission’s legislative proposals are approved (with or without amendment), they will be adopted into EU law.

Government regulation of data collection outside of the United States

We conduct clinical trials in the EU, and as a result are subject to additional privacy restrictions in relation to those clinical trials. The collection and use of personal health data in the EEA is governed by the General Data Protection Regulation 2016/679, or the EU GDPR, and national implementing laws. Switzerland has passed similar laws, and following the UK’s decision to leave the EU, the UK has enacted legislation which is substantially aligned with the GDPR, by virtue of the EU (Withdrawal) Act 2018, as amended (together with the EU GDPR, the GDPR). The GDPR applies to the processing of personal data by any company established in the EEA or UK and to companies established outside the EEA or UK to the extent they process personal data in connection with the offering of goods or services to data subjects in the EEA or UK, or the monitoring of the behavior of data subjects in the EEA or UK. The GDPR enhances data protection obligations for data controllers of personal data, including strict requirements relating to the processing of sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, stringent requirements relating to the consent of data subjects (where required), expanded disclosures about how personal data is used, enhanced requirements for securing personal data, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA or UK to countries that do not ensure an adequate level of protection, like the United States. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EU Member States, the UK, and Norway, Iceland and Liechtenstein, which may deviate slightly from the GDPR, may result in fines of up to 4% of a company’s global revenue for the preceding financial year, or €20,000,000, whichever is greater. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. Maintaining compliance with the GDPR will continue to require significant time, resources and expense. There has been limited enforcement of the GDPR to date in biopharmaceutical development, so we face uncertainty as to the exact interpretation of the new requirements on any current and future trials and we may be unsuccessful in implementing and maintaining all measures required by data protection authorities or courts in interpretation of the law.

Further, since the UK’s decision to leave the EU, the UK is now regarded as a “third country” for the purposes of transfers of personal data from the EEA. The European Commission has, however, issued an adequacy decision recognizing the UK as providing adequate data protection and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. Likewise, the UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, the UK government is planning to reform its data protection law with the Data (Use and Access) Bill, which it introduced to Parliament on 24 October 2024. These potential future changes to UK data protection laws may alter the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission.

Data protection authority activity differs across the EU and UK, with certain authorities applying their own agenda which shows there is uncertainty in the manner in which data protection authorities will seek to enforce compliance with GDPR. For example, it is not clear if the authorities will conduct random audits of companies doing business in the EU, or if the authorities will wait for complaints to be filed by individuals who claim their rights have been violated. Enforcement uncertainty and the costs associated with ensuring GDPR compliance are onerous and may adversely affect our business, financial condition, results of operations and prospects.

Should we utilize third-party distributors, compliance with such foreign governmental regulations would generally be the responsibility of such distributors, who may be independent contractors over whom we have limited control.

Competition

We face direct competition from pharmaceutical and biotechnology companies leveraging the principle of synthetic lethality as well as companies developing therapies for the same target pathway and the same indications. Well-established companies that are developing or may develop therapies based on synthetic lethality include AstraZeneca, Amgen, Bristol Myers Squibb (BMS), Gilead, GlaxoSmithKline, Merck KGaA, Pfizer, Lilly and Roche. Smaller and earlier-stage companies focused on synthetic lethality include Artios Pharma, Beigene, Exelixis, IDEAYA Biosciences, Repare Therapeutics and Servier Pharmaceuticals.

Our PRMT5 inhibitor program, which includes TNG462 and TNG456, will face direct competition from companies that have clinical-stage, MTA-cooperative PRMT5 inhibitors that are selective for MTAP-deleted cancers. We are aware that BMS (which acquired Mirati Therapeutics, Inc., or Mirati), Amgen, AstraZeneca, Beigene and Abbisko are in Phase 1/2 clinical trials with MTA-cooperative PRMT5 inhibitor programs, using the same mechanism of action as TNG462 and TNG456. There may be additional competition from other drug candidates not yet in clinic trials, such as Gilead Sciences and IDEAYA Biosciences. Currently, there are no MTA-cooperative PRMT5 inhibitors that are authorized for marketing by any regulatory authority.

Indirect competition may come from MAT2A inhibitor programs that are uniquely different than the TNG462 and TNG456 mechanism of action but are synthetic lethal with MTAP-deletions. MAT2A is an enzyme upstream of PRMT5 essential for the metabolism of the PRMT5 co-factor SAM that acts on the same pathway as TNG462 and TNG456. We are aware that IDEAYA Biosciences, Beigene, Insilico Medicine and Servier Pharmaceuticals have clinical MAT2A inhibitor programs.

We are not aware of any competition from other companies developing a similar mechanism as TNG260, our CoREST inhibitor program. Indirect competition may come from LSD1 inhibitor programs that target a different class of HDAC inhibitors than TNG260. We are aware that Jubilant Therapeutics has an LSD1-HDAC6 clinical program.

We face competition more broadly across the oncology market for safe, efficacious, and reimbursable cancer treatments. The most common methods of treating patients with cancer are surgery, radiation, and drug therapy, including chemotherapy, hormone therapy, biologic therapy (such as monoclonal and bispecific antibodies), immunotherapy, cell-based therapy and targeted therapy, or a combination of any such methods. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. If any of our product candidates are approved, they may compete with these existing drugs and other therapies, and to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates may not be competitive with them. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Insurers and other third-party payors may also encourage the use of generic products or specific branded products. As a result, obtaining market acceptance of, and gaining significant share of the market for, any of our product candidates that we successfully introduce to the market may pose challenges. In addition, many companies are developing new oncology therapeutics, and we cannot predict what the standard of care will be as our product candidates progress through clinical development.

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

Employees and Human Capital Resources

Attracting and retaining qualified and experienced employees in research and development, clinical, manufacturing, regulatory, quality and other positions is crucial to our ability to compete effectively. Competition for these employees is intense in the pharmaceutical industry in which we operate. Our ability to recruit and retain such employees depends on a number of factors, including the growth of our organization, the culture and work environment we have created, our organizational values and goals and our corporate philosophy; talent development and career opportunities; and compensation and benefits.

As of December 31, 2024, we had 155 full-time employees. 115 employees are engaged in research and development and 40 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

Talent Acquisition and Employee Development

Our principal talent acquisition goal is to attract, retain, and develop the highest quality talent. As we build our organization beyond drug discovery and drug development, our goals have been extended to include establishing an employee base that will allow us to efficiently move our pipeline products through clinical trials, regulatory approvals and into the markets where we can help patients and their families and, simultaneously, to have employees that provide diverse backgrounds and ideas, are trained to operate and act at the highest standards of ethics and integrity, and are dedicated to achieve the highest level of innovation and to advance precision oncology treatments through the use of synthetic lethality. To support our talent acquisition, our human resources programs are designed to develop talent to prepare them for leadership positions in the future; reward employees through competitive benefits programs, including competitive pay, incentive compensation, and an equity program that aligns the incentives of our employees with the interests of our shareholders; enhance our culture through efforts aimed at making the workplace engaging and inclusive; and retain and develop talent that embody our core values.

Diversity

Our employees represent a broad set of backgrounds, perspectives and experiences. We attribute a significant aspect of our early growth and success to the diversity that our employees bring with them to their professional roles. We view our culture, which includes a commitment to diversity, equity and inclusion, as the foundation upon which we are building a leading synthetic lethality business that strives to make advances in oncology care, all with the objective of benefiting patients. We are focused on building a work environment in which employees can express themselves and have a voice in how we operate. To facilitate this, members of our management meet in small group sessions with all employees throughout the year in a program called Tango Connects. The feedback in these meetings informs our professional development programs, compensation structure, employee communication processes and content, organizational development and our culture.

Our commitment to diversity, equity, inclusion, and belonging is an integral part of our corporate culture, embedded within our overall operational framework. We view diversity through a broad lens that encompasses cultural, ethnic, gender, sexual orientation, experiences, world views, and backgrounds, with the goal of fostering a truly inclusive environment. Our recruiting program also aims to ensure that our workforce reflects a wide range of experiences, backgrounds and perspectives. We regularly highlight our employees' diverse backgrounds, experiences, and traditions through in-office events, ensuring that inclusiveness is a daily practice. Our inclusive environment is further supported by multiple forums that encourage employees to share their opinions, including engagement surveys, Tango Connects, and Tips for Tango (an initiative that was instituted to allow employees to submit suggestions to improve any aspect of our work environment, work processes or culture). Utilizing insights from these activities, we are committed to fostering a workplace where inclusiveness and belonging are foundational.

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

Employee Engagement:

We survey our employees on an annual basis to assess the overall engagement of our workforce, and compare our engagement results against prior year results, as well as a set of benchmark companies in the biotech sector and of similar size (as measured by number of employees). We compare both our internal and comparative results to assess our employee engagement performance during the preceding year and to determine areas of focus going forward. We leverage an engagement task force that consists of employees from each of our functional business areas, with the oversight of a member of the management team, to obtain detailed feedback on the survey results and to generate and implement proposals to improve the employee experience.

We implemented a number of initiatives in response to employee feedback in the 2023 engagement survey, including establishing processes for: (i) cultivating a community of respect among associates through company-wide interpersonal communication training and team effectiveness workshops, as well as a revised employee handbook that incorporates respectful interaction and employee dispute escalation and resolution processes into our policies; (ii) taking meaningful action by creating a database that tracks the themes of each year's survey, corporate actions taken and the outcomes of those actions; and (iii) establishing processes to provide associates with meaningful recognition and feedback on performance and contributions by creating new research forums to allow more associates to present the work to a broader corporate audience and utilizing "skip-level" and meetings with corporate leadership in order to allow associates to get feedback and recognition from higher level managers and input on what managers look for in successful associates. In our most recent survey, conducted in 2024, we continued to generate results that were generally higher than our benchmark dataset, which supports our view that we have positive employee engagement. We identified areas where we are performing well, such as our efforts around managers genuinely caring about associate well-being, associates knowing that their work contributes to Company goals and that the Company is committed to social responsibility, including community support and sustainability. As is the case with every survey, we also used the data to identify areas where we want to focus our efforts for improvement, including letting associates know that their feedback is encouraged and will not be viewed negatively. As we did in 2023, we will take these 2024 results, and a new engagement task force has been formed to enable actions that will further improve our engagement.

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

We are a precision oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since the Company's inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring and developing intellectual property, business planning, raising capital, conducting discovery, research and development activities (including conducting clinical trials), and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. The revenue that we have generated from our collaboration agreement is also not sufficient to fund our operations. We have not obtained regulatory approvals to market and sell any of our product candidates, and there is no assurance that we will obtain approvals in the future. The FDA has cleared five of our IND applications (TNG908, TNG462, TNG260, TNG348 and TNG456); however, we have since discontinued development of TNG908 and TNG348. Our other product candidates are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on cash and cash equivalent holdings, accumulated deficit, stockholders’ equity and working capital. If we were to expend our cash resources more quickly than we anticipate as we advance into and through the regulatory approval process for our product candidates, our cash runway may be shorter than the target we may disclose from time to time.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant net losses since our inception. As of December 31, 2024, we had an accumulated deficit of $501.6 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

We expect our operating results to fluctuate significantly in the future as our business advances

The amount of our future losses is uncertain and our quarterly and annual operating results may fluctuate significantly or may fall below the expectations of investors or securities analysts, each of which may cause our stock price to fluctuate or decline. Our quarterly and annual operating results may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control and may be difficult to predict, including the following:

• the timing and success or failure of ongoing and future clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners (such as the acquisition of Mirati by Bristol Myers Squibb in January 2024);

• our ability to obtain INDs for our pipeline product candidates, successfully open clinical trial sites and recruit and retain subjects for clinical trials (including combination trials), and any delays caused by difficulties in connection with such efforts;

• our ability to obtain regulatory approval for the marketing and sale of our product candidates, and the timing and scope of any such approvals we may receive;

• the timing and cost of, and level of investment in, research and development activities relating to our product candidates and any future product candidates and research-stage programs, any of which may change from time to time;

• the cost of manufacturing our product candidates and products (should they receive regulatory approval), which may vary depending on FDA and other comparable foreign regulatory requirements, the quantity of production and the terms of our agreements with manufacturers;

• expenditures that we will or may incur to identify, research and develop additional product candidates;

• the level of demand for our product candidates (should they receive regulatory approval), which may vary significantly from our expectations;

• the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future therapeutics that compete with our product candidates;

• the changing and volatile U.S. and global economic environments, including as a result of the efforts to reduce spending on healthcare generally and pharmaceuticals in particular; and

• future accounting pronouncements or changes in our accounting policies.

As a result, comparing our operating results on a period-to-period basis may not be meaningful. This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our clinical data, revenue or operating results fail to meet the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated financial or operational guidance we may provide.

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

• timely complete patient enrollment and patient dosing in our current and future clinical trials (including our current trials of TNG462 and TNG260 and planned clinical trials, including combination clinical trials, with TNG462 and TNG456);

• successfully complete our ongoing clinical trials and any future clinical trials we may initiate (including combination clinical trials);

• successfully enroll the patients with specific cancers that are the focus of our clinical trials, such as patients with limited prior treatment lines in pancreatic and lung cancer for our ongoing monotherapy trial for TNG462;

• initiate and successfully complete all safety and efficacy studies required to obtain U.S. and foreign regulatory approval for the sale of our product candidates and obtain approval of our products by regulatory authorities;

• make and maintain arrangements with third-party manufacturers for clinical supply and commercial manufacturing;

• obtain and maintain patent and/or trade secret protection or regulatory exclusivity for our product candidates;

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

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We are actively enrolling patients in two Phase 1/2 clinical trials, each of which is evaluating safety and efficacy in multiple indications (and we expect to begin enrollment in the TNG456 Phase 1/2 clinical trial in the first half of 2025). We expect our expenses to significantly increase as we continue to advance and complete clinical trials (including multiple combination clinical trials), and seek regulatory approval for, our product candidates, including in combination with other therapeutics. Further, we continue our research efforts to identify and advance additional precision oncology compounds that may benefit patients. Even though we completed an $80 million private placement in August 2023 and received $41.7 million in net proceeds from our "at-the-market" stock offering program in January 2024, we will still be required to raise substantial additional funding in the future in order to continue to fund our operations and advance our clinical trial programs.

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

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2024 will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2026. However, our future capital requirements will depend on and could increase significantly as a result of many factors (which may result in exhausting such cash resources prior to the third quarter of 2026), including:

• the scope, progress, results and costs of product discovery, preclinical and clinical development, and clinical trials for our product candidates, including recruiting patients for and conducting multiple planned clinical trials;

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

• the timing of the release of initial, interim, or final clinical trial data for our current or future clinical trials;

• the extent to which we acquire or in-license other product candidates and technologies and make payments thereunder~~;~~

• the costs of securing manufacturing arrangements for clinical and commercial production;

• the cost of acquiring therapies to be used in combination clinical trials (such as pembrolizumab, an anti-PD-1 antibody that is used in combination with TNG260);

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

As a result of disruptions in the financial markets in general, and the challenges facing biopharmaceutical stock prices and market capitalizations in recent years in particular, equity and debt financing may be more difficult to obtain and may have a material adverse effect on our ability to meet our fundraising needs. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through one or a combination of private and public equity offerings (such as the private placement of our common stock in August 2023 and sales of common stock under an "at-the-market" stock offering program in January 2024), debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our existing common stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends, repurchase shares of our common stock, or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We have not yet demonstrated our ability to complete clinical trials, including large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although we have received FDA clearance of five IND applications (TNG908, TNG462, TNG260, TNG348, and TNG456), we have since discontinued development of TNG348 and TNG908. We may not be able to file any future INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be delayed. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the INDs for TNG908, TNG462, TNG260, TNG348, and TNG456 were cleared by the FDA, such clearance does not ensure that an adequate number of patients will be enrolled on a timely basis, or at all or that the clinical trials will be completed on time, or at all. For example, in May 2024, we announced that we were discontinuing development of our TNG348 program due to liver toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial, and in November 2024, we announced that we were discontinuing development of TNG908 to fully resource TNG462 and TNG456 development.

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

Our preclinical studies, our ongoing clinical trials and future clinical trials may not be successful. It is impossible to predict when or if any of our product candidates will prove effective and safe in humans or will receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any product candidate, we must complete preclinical studies and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and outcomes are uncertain. A failure of one or more clinical trials can occur at any stage of testing. For example, in May 2024, we announced that we were discontinuing development of our TNG348 program due to liver toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial. The outcome of preclinical development testing and early clinical trials may not be predictive of the success of later clinical trials, and interim or preliminary results of a clinical trial do not necessarily predict final results (or be indicative of safety and efficacy if commercialized and used in a broader population). Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their product candidates.

If we or third parties are unable to successfully develop screening technology for biomarkers that enable patient selection and/or target engagement, or experience significant delays in doing so, we may be unable to commercialize our product candidates or we may not realize the full commercial potential of our product candidates.

A key component of our strategy includes the use of biomarker testing to guide patient selection for our product candidates and/or target engagement for our product candidates. We rely on third-parties to provide this technology. It is not always the case, however, that the biomarker we have identified for patient selection and/or target engagement is included in a commercially available test offered by biomarker testing providers. If not already commercially available, we may collaborate with biomarker assay development companies for the development of biomarkers associated with our product candidates. We may have difficulty in establishing or maintaining such development relationships, and we will face competition from other companies in establishing these collaborations.

There are also several risks associated with biomarker identification and validation. We, in collaboration with any diagnostic partners, may not be able to identify predictive pharmacodynamic biomarkers for one or more of our programs. We may not be able to validate potential biomarkers (e.g., certain genetic mutations) or their functional relevance in relevant in vitro or in vivo models. Data analytics and information from databases that we rely on for identifying or validating some of our biomarker-target relationships may not accurately reflect potential patient populations. Potential biomarkers, even if validated preclinically, may not be functionally effective or validated in human clinical trials.

If biomarker assay development companies experience any delays developing and launching the biomarkers we have identified for patient selection and/or target engagement, our clinical trials may be delayed or may not identify sufficient patients to complete the trial and our clinical trials may be unsuccessful and our therapies will not advance to approval.

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

We intend to rely on third parties for the design, development and manufacture of companion diagnostic tests for our therapeutic product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. We must characterize the selectivity, specificity, sensitivity, reproducibility, analytical validation, and clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory clearance or approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our therapeutic product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we (or any third party we may engage) are unable to successfully develop companion diagnostics for these therapeutic product candidates, or experience delays in doing so, the development and commercialization of these therapeutic product candidates may be adversely affected, these therapeutic product candidates may not obtain regulatory approval, and we may not realize the full commercial potential of any of these therapeutic products that obtain regulatory approval.

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

We may from time to time indicate the intent to publicly disclose certain clinical trial data at a future date. We have, for example, noted that we will provide a clinical update on the TNG462 clinical trial and clinical data on the TNG260 clinical trial in 2025. Due to the factors described above, and elsewhere in these Risk Factors, we may be unable to report data on or before the time indicated to investors, we may not have the data to provide the information indicative of safety or efficacy, the data may not be sufficiently mature or the number of patients with a specific histology may be inadequate to draw conclusions about the effectiveness of the therapy, and even if we do provide such clinical trial data, the final results from that phase of the clinical trial may be different from what we disclose initially.

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

• we may experience delays in reaching, or fail to reach, agreement on acceptable terms with prospective trial sites and prospective CROs to conduct our trials, the terms of which can be subject to extensive negotiation and may vary significantly among different trial sites and CROs;

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

• the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or we may fail to enroll patients with certain cancer indications, such as pancreatic and lung cancer, that we are focusing on in connection with TNG462 (and GBM, which is our focus for TNG456), or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

• we may elect to, or regulators, IRBs or ethics committees may require us or our investigators to, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants in our clinical trials are being exposed to unacceptable health risks;

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

We may not be able to initiate, continue or complete clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing, including pancreatic cancer in connection with TNG462 and GBM in connection with TNG456, are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We also may experience slower enrollment as a result of limited trial populations due to clinical trials run by us or our competitors or other factors beyond our control. Delays in enrollment may affect the timing of any results or data announcements from our trials (as well as the timing for dose escalation and dose expansion) and therefore the regulatory approval (if any) for any of our product candidates may extend beyond the period we have targeted or beyond the timeline expected by investors.

The patient eligibility criteria defined in our trial protocols, including biomarker-driven identification or the number of prior treatment lines, may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria. We also rely on the willingness and ability of clinicians to screen their patients for biomarkers to indicate which patients may be eligible for enrollment in our clinical trials.

In addition, some of our competitors have ongoing clinical trials for product candidates that aim to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates (for example, multiple INDs for other companies have been cleared by the FDA for clinical trials of MTA-cooperative PRMT5 inhibitors for the treatment of cancer patients, and such trials have already enrolled patients and those trials are using some of the same clinical trial sites that we use). Further, the target patient population eligible for the TNG462 and TNG456 clinical trials overlap. In particular, each of these clinical trials has arms that are expected to aim to enroll patients with lung cancer. As a result, our own trials may compete to enroll patients among a limited population and thus each of our own trials may experience delays or limited enrollment or we may be compelled to explore enrollment in new countries to gain access to an expanded patient population.

In addition to the competitive clinical trial environment, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. The process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients (or sufficient patients who have limited lines of prior therapy) to complete our clinical studies because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unavailable or unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, reporting initial and final trial results and obtaining regulatory approval of potential products may be delayed.

Further, if we are unable to identify patients with the targeted genetic mutations for our clinical trials, it could compromise our ability to seek designations under applicable FDA expedited review and development programs, including Breakthrough Therapy Designation and Fast Track Designation (to the extent these are available to us), or otherwise seek to accelerate clinical development and regulatory timelines. Patient enrollment may be affected by other factors, including:

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

• reporting of the initial results of any of our clinical trials; and

• factors we may not be able to control, including the impacts of any epidemics or pandemics, which may limit patients, principal investigators or staff or clinical site availability.

We anticipate that certain of our current and future product candidates could be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such other drugs or biologics.

Certain of our current product candidates and any future product candidates may have the potential to be administered in combination with existing standards of care (such as checkpoint inhibitor immunotherapies, chemotherapies, targeted therapies or radiotherapy) or with other classes of therapeutics agents (such as the RAS(ON) multi- and G12D- inhibitors from RevMed with which we plan to evaluate TNG462 in combination clinical trials and abemaciclib, with which we plan to evaluate TNG456 in a combination clinical trial). Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates for use in combination with other therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We have entered into separate clinical collaboration and supply agreements with RevMed and Lilly, under which we plan to conduct combination clinical trials with RevMed's RAS(ON) multi- and G12D-selective inhibitors and Lilly's abemaciclib, respectively. Additionally, we plan to purchase pembrolizumab for use in combination with TNG462. Nevertheless, we cannot be certain that current or potential future commercial relationships will continue to provide us with a steady supply of such drugs or biologics on commercially reasonable terms, or at all.

Any failure to maintain or enter into new commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other potential combination or comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these circumstances occur, our business, financial condition, operating results, stock price and prospects may be materially harmed.

Development of combination therapies may present more or different challenges than development of single agent therapies.

We have one clinical trial currently testing the safety and efficacy of a combination therapy (TNG260 is being tested in combination with an anti-PD-1 antibody, pembrolizumab), and have additional clinical trials planned to evaluate (i) TNG462 in multiple different combinations, including with each of RevMed's RAS(ON) multi- and G12D- selective inhibitors and with pembrolizumab and (ii) TNG456 with abemaciclib. The clinical development of combination therapies may be more complex than the development of single agent therapies and generally requires that we are able to describe and demonstrate the contribution of each product to the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex (which may cause delays in the trial or require additional data to be collected and analyzed, which, in turn, may limit any patent protection or regulatory exclusivity periods we have to market the product candidate). In addition, we expect this would increase the anticipated costs that we incur in connection with the seeking regulatory approval of the combination. Further, the FDA's "combination rule" prohibits the FDA approving a fixed-dose combination product unless each component of a proposed drug product contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. This typically requires a clinical factorial study, designed to assess the effects attributable to each drug in the combination product, particularly when the ingredients are directed at the same sign or symptom of the disease or condition. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.

In the event that our product candidates fail to demonstrate sufficient safety and efficacy or establish their contribution to the claimed effects of a combination therapies, we would need to identify alternatives. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.

Moreover, following product approval of a combination therapy, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement (which we ay be unable to do on reasonable terms, or at all). Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

Before obtaining regulatory approvals for the commercial sale of any products, we must demonstrate through lengthy, complex and expensive preclinical studies and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical trials are expensive and can take many years to complete, and outcomes are inherently uncertain. Failure can occur at any time during the clinical trial process. Because our precision oncology programs and our product candidates are in early stages of development, there is a high risk of failure, and we may never succeed in developing marketable products. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials also may fail to show the desired safety and efficacy profile despite having progressed through nonclinical studies and initial clinical trials. If the results of our current and future preclinical studies and clinical trials are inconclusive with respect to the safety, pharmacokinetics or efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented from, or delayed in, obtaining regulatory approval for such product candidates. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. There may be side effects experienced during clinical trials in connection with the use of oncology therapies. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects as a result of the use of our therapy (or due to other factors). In such an event, we could decide to suspend or terminate a trial or program, or the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Product liability claims can be expensive to defend and result in significant damages and harm to our reputation. While we do have insurance to cover certain product liability claims, including in connection with certain injury during clinical trials, the coverage may not cover all injuries, be sufficient to cover all expenses related to any injury and we may be required to pay damages from our own resources and the amount of such damages may be significant.

Further, our product candidates could cause undesirable side effects in clinical trials. If side effects are observed, or if our product candidates have characteristics that are unexpected, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. For example, in May 2024, we announced that we were discontinuing development of our TNG348 program due to liver toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial. In addition, our product candidates could cause undesirable side effects that we have not yet observed. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound. There can be no assurance that any of our current or future clinical trials will ultimately be successful or support further clinical development or regulatory approval of any of our product candidates.

Certain of our product candidates will be used, and future product candidates may be used, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials or the combination product may cause negative effects resulting from drug-drug interactions in clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in the clinical trials of our product candidates or when used in combination with another therapy, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. For example, in May 2024, we announced that we were discontinuing development of our TNG348 program due to liver toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial. Even if the side effects do not preclude the monotherapy or the combination products from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved combination products due to their tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

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

We currently conduct certain clinical trials outside the United States, and expect we will continue to do so in the future, and these jurisdictions may include countries in Europe, Asia, Australia or other foreign jurisdictions. For example, we are conducting clinical trials for TNG462 in France and Spain. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates approval being significantly delayed, or not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

We may fail to identify viable new product candidates for clinical development for a number of reasons. If we fail to identify additional product candidates, our business could be materially harmed.

The ongoing success of businesses in the biopharmaceutical industry depends, to a large extent, on the ability to continue to introduce new products, especially as exclusivity rights to approved therapies or in certain indications expire. Research programs to pursue the development of our existing and planned product candidates for new or additional indications and to identify new product candidates and disease targets require substantial technical, financial and human resources whether or not they are ultimately successful. Our target screening technology and research programs may fail to yield potential products for clinical development for a number of reasons, including:

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. Although we received FDA clearance of five of our IND applications for each of TNG908, TNG462, TNG260, TNG348, and TNG456, we have since discontinued development in TNG348 and TNG908. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

The process of obtaining regulatory approvals, both in the United States and foreign jurisdictions, is expensive and often takes many years. If the FDA or a comparable foreign regulatory authority requires that we perform additional preclinical studies or clinical trials, approval may be delayed, if obtained at all. The length of such a delay varies substantially based upon a variety of factors, including the type, complexity and novelty of the product candidate involved. Changes in regulatory approval policies during the development period, changes in or enactment of additional statutes or regulations, or changes in regulatory review policies for each submitted NDA, premarket approval application, or PMA, or equivalent application types, may cause delays in the approval or rejection of an application. The FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies. Our product candidates could be delayed in receiving, or fail to receive, regulatory approval for many reasons, including the following:

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

Even if we were to obtain regulatory approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, thereby narrowing the commercial potential of the product candidate. In addition, regulatory authorities may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate or may require extensive health economics and outcomes analysis to determine if the product candidate provides health outcomes consistent with the costs of the therapy. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Public health crises such as pandemics or similar outbreaks, such as COVID-19, could adversely impact our business. The extent to which pandemics or epidemics impacts our operations or those of our third-party partners, including our preclinical studies and clinical trial operations, will depend on future developments, which are highly uncertain and cannot be predicted with confidence and could adversely impact our preclinical or current and future clinical trial operations in the United States and foreign jurisdictions, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to pandemics or epidemics if an outbreak occurs in their geography. For example, similar to other biopharmaceutical companies, we may experience delays in initiating IND-enabling studies, protocol deviations, delays in enrolling our clinical trials, or dosing of patients in our clinical trials as well as in activating new trial sites. Epidemic or pandemics, such as COVID-19, may also affect employees of third-party CROs located in affected geographies that we expect that we will rely upon to carry out our clinical trials. Any negative impact that a pandemic or epidemic has on patient enrollment or treatment or the execution of clinical trials of our product candidates could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are many other companies focusing on precision oncology to develop therapies in the fields of cancer and other diseases. Specifically, with respect to TNG462 and TNG456, we are aware that Bristol Myers Squibb (which acquired Mirati), Amgen, AstraZeneca, Beigene and Abbisko each have a clinical MTA-cooperative PRMT5 inhibitor program that have commenced clinical trials, using the same mechanism of action as TNG462 and TNG456. Other companies have announced PRMT5 inhibitor programs, including Gilead Sciences and IDEAYA Biosciences, and they may initiate clinical trials in the near future. Additionally, there are other indirect competitors running clinical trials in the PRMT5 inhibition space, including IDEAYA Biosciences, Beigene, Insilico Medicine and Servier Pharmaceuticals, which each have clinical MAT2A inhibitor programs.

We are not aware of any direct competition from other companies developing a similar mechanism as TNG260, our CoREST inhibitor program. Indirect competition may come from LSD1 inhibitor programs that target a different class of HDAC inhibitors than TNG260. We are aware that Jubilant Therapeutics has a LSD1-HDAC6 clinical program.

All of our programs also compete more broadly across the market for cost-effective and reimbursable cancer treatments. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach (as noted above), and others are based on entirely different approaches. These companies include divisions of large pharmaceutical companies and biotechnology companies of various sizes, such as Amgen, AstraZeneca, and Bristol Myers Squibb. We face competition with respect to our current product candidates, and expect that we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Any product candidates that we successfully develop and commercialize will compete with currently approved therapies and new therapies that may become available in the future from segments of the pharmaceutical, biotechnology and other related markets. We believe principal competitive factors to our business include, among other things, our ability to identify biomarkers and third-party genetic and other screening services that include the applicable biomarkers in their test panels, ability to successfully transition research programs into clinical development, and the scalability of the platform, pipeline, and business. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, level of generic competition and novel competition that utilize the same or similar mechanism of action and availability of reimbursement from government and other third-party payors.

Many of the companies that we compete against or which we may compete against in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing, promoting and selling approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors, such as the acquisition of Mirati by Bristol Myers Squibb. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we or our collaborators (if any) may develop. Our competitors also may obtain FDA or other regulatory approval for their products sooner than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we or our collaborators (if any) are able to enter the market.

If the market opportunities for our programs and product candidates are smaller than we estimate or if any regulatory approval that we obtain is based on a narrower definition of the patient population, our revenue and ability to achieve profitability will be adversely affected, possibly materially.

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. TNG462 and TNG456 are both oral small molecule inhibitors of PRMT5. We are developing TNG462 for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration that occurs in 10% to 15% of all human tumors, with a particular focus on pancreatic and lung cancer. Our next generation, brain-penetrant PRMT5 product candidate is TNG456. Since TNG456 crosses the blood-brain barrier in preclinical non-human primate models, we intend our development program to have a particular focus on patients with GBM. Additionally, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 20% of lung, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our and third parties' estimates.

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

Risks Related to Our Reliance on Third Parties

We currently rely, and expect to continue to rely, on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties, comply with regulatory requirements or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We do not have the ability to independently conduct clinical trials. We currently rely, and expect to continue to rely, on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our current and future Phase 1/2 clinical trials of TNG462, TNG260 and TNG456, and for any other product candidates that emerge from our precision oncology programs. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates.

Since we rely on third parties for the execution of clinical trials for our product candidates, we control only certain aspects of their activities that will be important for the conduct of the trial (and such control that we do exercise may be based on contractual provisions that may be breached by the third-party). For example, for the Phase 1/2 clinical trials of TNG462, TNG456 and TNG260, we are and will rely on the same CRO for the conduct of each of these trials and, depending on the trial, one or a very limited number of manufacturers to manufacture the study drug to be used during the course of the trials. We are responsible for ensuring that each of our clinical trials is conducted and the applicable study drug is manufactured in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on a CRO or CDMO will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties, suspension/hold or termination of trials and other penalties up to and including criminal prosecution.

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

Although we have designed all of our current Phase 1/2 clinical trials, the operational details of these trials will be executed by CROs, and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors.

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

If any of our relationships with these third-party principal investigators, clinical trial sites or CROs terminate, we may not be able to enter into arrangements with alternative investigators (or clinical trial sites) and CROs at all, or on terms that are acceptable to us. If principal investigators, sites or CROs do not successfully carry out their contractual obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, failure to properly enter patient information into trial databases, or for other reasons, any clinical trials such principal investigators, sites or CROs are associated with may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate future revenue, if any, could be delayed.

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

• collaborators with sales, marketing and distribution rights to one or more product candidates might not commit sufficient resources to sales, marketing and distribution or might otherwise fail to successfully commercialize those collaboration product candidates;

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

The API we use and that we may continue to use in all of our product candidates is supplied to us from one supplier. The drug product used in our product candidates is supplied by two manufacturers (and the manufacturer that produces the API is also one of the two suppliers of our the drug product used in our current clinical trials). Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities (if approved by regulatory authorities) sufficient to meet the market demand (and to meet requirements in connection with our ongoing and planned clinical trials), depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization, when applicable. We are also unable to predict how changing global economic conditions or global health concerns, as well as potential supply chain disruptions or cost increases related thereto, will affect our third-party suppliers and manufacturers. The risks related to global economic and political changes and supply chain disruption could have a material impact since one of our two CDMOs is located in China. Further, this CDMO, which is our sole supplier of API for the drugs used in our clinical trials, is affiliated with WuXi AppTec, and WuXi AppTec has been the subject of proposed Congressional legislation that, if enacted or if the subject of similar executive or administrative action, could restrict WuXi's business in the United States or the ability of businesses in the United States to conduct business with WuXi on national security grounds. We have started the process to locate an alternate producer of API, but there is no guarantee that we can identify and engage an alternate producer or manufacturer in time so as not to disrupt our clinical trials, on terms that are acceptable to us (including financial terms), or at all. Any negative impact of the ability of our CDMOs to deliver API and/or drug product due to political actions, supply chain disruptions or otherwise, may have a material adverse impact on our results of operations or financial condition.

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

Periodic maintenance fees on any issued patent that are due to be paid to the United States Patent and Trademark Office, or USPTO, and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Even if a patent is issued, that is not conclusive as to its inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our product candidates or future approved products or technology. On the basis of such inconclusiveness, third parties may challenge our patents. Furthermore, patents have a limited lifespan. In the United States and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of our drugs. Nor can we be certain that we will obtain any patent term extension as permitted under the “Hatch-Waxman Amendments” which permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.

If any of our patents are narrowed, invalidated, revoked or become unenforceable, competitors may develop and market products similar or identical to ours that do not conflict with or infringe our patents rights, which could have a material adverse effect on our financial condition. Even if we obtain and maintain patents, our business may be significantly harmed if the patents are not broad enough to protect our products from copycat, generic or similar products.

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

We have, and expect that we will continue, to finance or collaborate in research and development projects conducted by third parties, including government organizations, hospitals, universities or other educational or research institutions, or other for-profit companies. Such third parties may be unwilling to grant us certain rights to technology or products developed through such projects. Certain collaborators may only grant us a right to obtain a license to technology developed in a collaboration, and we may not be able to negotiate a license or the license may require an upfront or royalty payment on terms that are acceptable to us, or at all. Disputes may also arise as to the rights to technology or products developed in collaboration with such third parties and we may not be able to secure the proprietary rights to any technology generated in such collaboration.

Significant legal questions exist concerning the extent and scope of patent protection for biopharmaceutical products and processes in the U.S. and elsewhere. Accordingly, there is no certainty that patent applications owned or licensed by us will issue as patents, or that our issued patents will afford meaningful protection against competitors. Once issued, patents are subject to challenge through both administrative and judicial proceedings in the U.S. and certain other countries. Such proceedings include re-examinations, inter partes reviews, post-grant reviews and interference proceedings before the USPTO, as well as opposition proceedings before the European Patent Office and other non-U.S. patent offices. Certain countries have laws that provide stronger bases for challenging third party patent rights than are available to challenge patents in other countries. Therefore, we may be able to defend our patents against a third-party claim in one country but counterpart patents may be invalidated in other countries and we may be able to invalidate a third-party patent in one country but not invalidate its counterpart patents in other countries. Further, in jurisdictions outside the United States, a license may not be enforceable unless all the owners of the intellectual property agree or consent to the license. Accordingly, any actual or purported co-owner of our patent rights could seek monetary or equitable relief requiring us to pay it compensation for, or refrain from, exploiting these patents due to such co-ownership. Litigation may be required to enforce, defend or obtain our patent and other intellectual property rights. Any administrative proceeding or litigation could require a significant commitment of our resources and, depending on outcome, could adversely affect the scope, validity or enforceability of certain of our patent or other proprietary rights.

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

• a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including TNG462, TNG456 or TNG260 or future product candidates, or from using our proprietary technologies, unless the third party licenses its product, process or other rights to us, which it is not required to do, on commercially reasonable terms or at all;

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

Disputes may also arise between us and licensors regarding intellectual property subject to a license agreement, including:

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

We invest significant amounts in developing new products and technologies. Our success and revenue growth, if any, will depend in part on our identification, development, approval by regulatory authorities and commercialization of new products and technologies, and approval of additional indications by regulatory authorities for our products under development. Product development is very expensive, takes significant time and involves a high degree of risk. Only a small number of research and development programs result in the approval and commercialization of a product.

Our ability to grow our business may be adversely affected if we are delayed or unable to successfully develop the products in our pipeline, gain regulatory approval of such product candidates, expand the indications that may be treated by such product candidates, or gain regulatory approval to sell and market such product candidates in additional jurisdictions.

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

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction. For example, even if the FDA grants regulatory approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, sale, marketing and promotion of the product candidate in those countries. On the other hand, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional nonclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In short, the foreign regulatory approval process involves all of the risks associated with FDA approval. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we may intend to charge for our products will also be subject to approval.

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

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful in obtaining such designation. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. The FDA granted Orphan Drug Designation to TNG462 for the treatment of soft tissue sarcoma and of pancreatic cancer.

Similarly, in the European Union, the European Commission, upon the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation in respect of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union and for which no satisfactory method of diagnosis, prevention, or treatment has been authorized (or the product would be a significant benefit to those affected if a method already exists). Additionally, designation may be granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the product in the European Union would be sufficient to justify the necessary investment in developing the product. In the European Union, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers.

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

We may seek accelerated approval of our current or future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA requires that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require that a post-approval confirmatory study or studies be under way prior to approval or, in limited circumstances, within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Thus, even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of traditional FDA approval.

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

Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ operations, including significant leadership, personnel, and policy changes, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, the EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government priorities and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and enact statutory, regulatory and policy changes. Average review times at the FDA or other regulatory authorities have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business.

In addition, government funding of the SEC and other government agencies on which our operations may rely, and those that fund research and development activities that is required by third parties we enter into agreements with, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA, the EMA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on March 14, 2025. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the Trump administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates.

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This decision may result in more lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

The continuing efforts of the government, insurance companies, pharmacy benefit managers, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, or IRA, which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. This includes a provision that small molecule drugs can be chosen for price setting seven years after first approved by the FDA with the set price taking effect two years later, only nine years after the medicine was initially approved. This is far earlier than the time before small molecule medicines typically face generic competition. As a result, if we were to have one or more of our small molecule drugs approved by the FDA, under the IRA, we could be forced to sell our products at a lower price for CMS programs for several years earlier than would otherwise be the case. In addition, because this could result in lower future cash flows in those years, the valuation of the company could be negatively impacted.

Further, reductions in reimbursement from Medicare and other government programs may also result in reductions in payments from private payers. In addition, individual states in the United States have also increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, implemented regulations designed to encourage importation of drugs from other countries and bulk purchasing.

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

We expect that additional healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Additionally, we expect to experience pricing pressures in connection with the sale of any future approved product candidates due to the trend toward managed healthcare, including pharmacy benefit managers, the increasing influence of health maintenance organizations, cost containment initiatives and additional legislative changes.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly-approved products. In the U.S., third-party payors, and governmental healthcare plans, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs and biologics will be covered. The Medicare and Medicaid programs increasingly are used as models in the U.S. for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates. Outside the U.S., international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other foreign jurisdictions will put pressure on the pricing and usage of our product candidates (if approved by regulators).

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

The FDA’s and other regulatory authorities’ policies may change and additional governmental laws or regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In addition, FDA guidance and policies are often revised or reinterpreted by the agency in ways that may significantly affect the manner in which drug products are regulated and marketed. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any regulatory approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

European data collection is governed by restrictive regulations governing the use, processing and cross-border transfer of personal information.

We are conducting and plan to conduct additional clinical trials and enroll subjects in our current or future clinical trials in the U.S. and Europe (and elsewhere), and therefore we will be subject to privacy restrictions. The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU GDPR and similarly, processing of personal data regarding individuals in the UK is subject to the UK General Data Protection Regulation and the UK Data Protection Act 2018, or UK GDPR (and together with the EU GDPR, the GDPR). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict requirements relating to processing health and other sensitive data, ensuring that there is a legal basis or condition to justify the processing of personal data, stringent requirements relating to the consent of the individuals to whom the personal data relates (where applicable), providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors.

The GDPR also imposes strict rules on the transfer of personal data outside of the EEA and UK to countries that do not ensure an adequate level of protection, like the United States in certain circumstances unless a valid GDPR transfer mechanism (for example, the European Commission approved Standard Contractual Clauses, or SCCs, and the UK International Data Transfer Agreement/Addendum, or UK IDTA) has been put in place). Where relying on the SCCs or UK IDTA for data transfers, we may also be required to carry out transfer impact assessments to assess whether the recipient is subject to local laws which allow public authority access to personal data. Any inability to transfer personal data from the EEA and UK to the United States in compliance with data protection laws may impede our ability to conduct trials and may adversely affect our business and financial position.

Failure to comply with the GDPR, and any supplemental EEA Member State or UK national data protection laws which may apply by virtue of the location of the individuals whose personal data we collect, may result in substantial penalties to which we could be subject in the event of any non-compliance, including potential fines of up to the greater of €20 million (£17.5 million under the UK GDPR) or up to 4% of our total worldwide annual turnover for more serious offenses. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. While we have implemented procedures to comply with the GDPR, maintaining ongoing compliance with these regulations will be a rigorous and time-intensive process that we expect will increase our cost of doing business and require us to continue to change certain of our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, many countries interpret the application of the provisions of the EU GDPR in a different manner, making compliance in certain countries and across the EEA challenging.

The UK’s data protection regime is independent from but aligned to the EU’s data protection regime. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has issued a decision recognizing the UK as providing adequate protection under the EU GDPR (Adequacy Decision) and, therefore, transfers of personal data originating in the EEA to the UK remain unrestricted. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing. However, the UK government is planning to reform its data protection law with the Data (Use and Access) Bill, which it introduced to Parliament on October 24, 2024. If passed, the final version of the UK Bill may have the effect of further altering the similarities between the UK and EEA data protection regime and threaten the UK adequacy decision from the European Commission. The respective provisions and enforcement of the EU GDPR and UK GDPR may further diverge in the future and create additional regulatory challenges and uncertainties. This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, complexity and cost to our handling of personal data and our privacy and data security compliance programs and could require us to implement different compliance measures for the UK and the EEA.

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

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

We operate globally and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we conduct clinical trials, where we may seek to obtain approval of our products or where may sell our products (if approved by regulatory authorities for sale), such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us and our operations. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China (we obtain certain drug product and API from vendors in China andour sole supplier of API is located in China). Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Risks Related to Employee Matters and Managing Anticipated Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and clinical trial and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

Recruiting and retaining qualified scientific, clinical, medical, regulatory, manufacturing and sales and marketing personnel is critical to our success. The loss of the services of our executive officers or other key employees, including temporary loss due to illness, could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific, medical and clinical personnel from universities and research institutions. Failure to provide evidence of safety and efficacy of our product candidates in clinical trials and advance such candidates into registrational clinical trials, or delays experienced in such clinical trials, may make it more challenging to recruit and retain qualified scientific personnel.

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

A security breach, incident or compromise, whether through a successful cyberattack, cyber intrusion or otherwise, could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, computer viruses, denial-of-service, social engineering tactics or other means to threaten the security, confidentiality, integrity and availability of our information technology systems and data. A security breach, incident or compromise, whether through a successful cyberattack or otherwise, could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including the compounds we are developing, our screening platform technology, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Although we have implemented various measures designed to protect our information technology systems, there can be no assurance that our efforts will prevent security breaches, incidents or other compromises that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches, incidents or compromises could lead to improper access to, use of, or disclosure of our proprietary or confidential information (including clinical data or patients’ personal data) and could result in significant liability under various data protection laws, including state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international laws (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to continue existing clinical trials and conduct new clinical trials and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches of our systems. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners and collaborators, regulatory sanctions or penalties, increases in operating and other expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches, incidents or compromises, or any improper access to or disclosure of proprietary or confidential information, could have adverse consequences for our business and our reputation. If we are unable to prevent or mitigate the impact of such security breaches, incidents, or other compromises, we could be exposed to litigation and governmental investigations and related fines and penalties.

Several U.S. states have enacted comprehensive privacy laws. In California, the California Consumer Privacy Act, or CCPA (and its amendments), requires covered businesses to comply with specific privacy and security obligations regarding their handling of personal information of California residents, such as providing the ability to opt-out of certain sales or transfers of their personal information to third parties. The CCPA provides for civil penalties for violations, as well as a private right of action for certain types of data breaches. Various other U.S. states have passed privacy laws that are similar to the CCPA, but contain several key differences in their scope, application and enforcement.

Such laws add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in our business practices and policies.

There are also states that are specifically regulating health information. For example, in 2023, Washington State’s My Health My Data Act, which entered into force on March 31, 2024, expands the definition of consumer health data, affords consumers with privacy rights and creates a private right of action, which could increase the risk of litigation. These various privacy and security laws may impact our business activities, including our identification of patients who meet the inclusion criteria for our clinical trials, relationships with business partners and ultimately the marketing and distribution of our products (if approved by regulatory authorities). As we expand our operations, these and similar laws may increase our compliance costs and potential liability.

If we, third-party CMOs, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, we could face government enforcement actions (which could include civil or criminal penalties) or private litigation, which would require additional investment of resources, limit our ability to use personal data, and result in adverse publicity which could negatively affect our operating results and business. Claims that we or our third-party service providers have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could result in adverse publicity that could harm our business, increase our costs and negatively affect our reputation.

Additionally in the EU, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs and will potentially come under greater regulatory scrutiny. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, or AI, combined with an uncertain regulatory environment, may result in reputational harm, liability or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We utilize third parties in connection with machine learning initiatives and may integrate generative artificial intelligence tools into our systems for specific use cases. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools, and vendors used by us in connection with machine learning initiatives, may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. We also expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law — entered into force in August 2024 and, with some exceptions, become effective 24 months thereafter. This legislation imposes significant obligations on providers and deployers of high risk artificial intelligence systems, and encourages providers and deployers of artificial intelligence systems to account for EU ethical principles in their development and use of these systems. If we develop or use AI systems that are governed by the AI Act, it may necessitate ensuring higher standards of data quality, transparency, and human oversight, as well as adhering to specific and potentially burdensome and costly ethical, accountability, and administrative requirements. Furthermore, in the U.S., a number of states have proposed and passed laws regulating various uses of AI, and federal regulators have issued guidance affecting the use of AI in regulated sectors.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security.

Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2024, we had 155 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development and strategy, clinical trial operations, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of December 31, 2024, a limited number of shareholders hold greater than a majority of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. The Company has performed an analysis of ownership changes through December 31, 2021, and determined that on February 6, 2017 and August 17, 2020, ownership changes had occurred. Based on this analysis, the Company’s ability to use its pre-change tax attributes to offset federal and state taxable income are subject to annual limitations and a portion of the attributes generated prior to February 6, 2017, will expire unutilized, which could potentially result in an increased future tax liability. The Company previously adjusted its deferred tax assets and valuation allowance balance for the affected tax attribute carryforwards to reflect the expiration of the attributes. There have been no changes to the limitations as of December 31, 2024.

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

Among other matters, U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations, which are collectively referred to as Trade Laws, prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners and representatives from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to further increase in time. We have, and we expect we will continue to, engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals and we can be held liable for the corrupt or other illegal activities of our personnel, agents, representatives or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

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

Our stock price has been and is likely to continue to be volatile. The stock market in general (and the market for biopharmaceutical companies in particular) has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, you may not be able to sell your common stock. The market price for our common stock may be influenced by many factors, including:

• the success or failure of competitive products or technologies;

• advancement of our preclinical programs into clinical testing;

• release of our initial, interim, or final results of clinical trials of our product candidates or those of our competitors;

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

• actual or anticipated changes in estimates as to financial results, development timelines, data releases or recommendations by securities analysts;

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

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, and particularly now that we are no longer an “emerging growth company,” we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act and rules subsequently implemented by the SEC and The Nasdaq Global Market, or Nasdaq, have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, these rules and regulations have made it more expensive for us to obtain director and officer liability insurance.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. Further, as we are no longer an emerging growth company, we are required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, and Signature Bank and Silvergate Capital Corp. were each swept into receivership. We held certain funds in a deposit account with SVB, and while we were ultimately able to access those funds, we did not have access for a short time leading up to the events in March 2023.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non- income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our cash and financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our potential future customers’ and our compliance, operating and other costs, as well as the costs of our products, if approved. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. Complying with these tax laws is complex and the statutes and regulations can be subject to varying interpretation which can make compliance challenging.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the United States and other countries recently experienced increased inflation and interest rates increased in response to this inflation. These conditions in the U.S. and global economy have caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn, a marked increase in interest rates and inflation could result in a variety of risks to our business, including, weakened demand for our product candidates (if and when approved by regulatory authorities) and our inability to raise additional capital when needed on acceptable terms, if at all. Changes in U.S. government and other nations’ administrations and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business is sensitive to geopolitical issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, and other trade restrictions, which can affect our operations, cause disruptions to our supply chain, and, ultimately, could adversely affect our business. In addition, our business may be generally exposed to the impact of political or civil unrest or military action, including the current conflict between Russia and Ukraine (where a vendor that performs chemistry related work on our pre-clinical product candidates is located). Other global conflicts, including conflicts in the Middle East, and heightened tensions in the Pacific region, have significantly elevated global geopolitical tensions and security concerns. While we do not otherwise have direct exposure to Ukraine, our business and results of operations may be impacted based upon the events taking place there and economic sanctions, export controls, and other trade restrictions, for instance those that the U.S. Government and other nations implemented against Russia in light of its invasion of Ukraine or those relating to the conflict in the Middle East, could directly and indirectly result in the disruption of our business and supply chain. A weak or declining economy could also strain our suppliers and the global supply chain, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

In an effort to protect our business from cybersecurity threats, we maintain and utilize various tools and processes that are designed to identify, assess, and manage cybersecurity risks. Our cybersecurity risk management program, which has been integrated into our enterprise risk management program, is based on the National Institute of Standards and Technology (NIST) Cybersecurity Framework. Our cybersecurity risk management program focuses on monitoring the prevention, detection, mitigation, and remediation of cybersecurity risks and incidents.

There are a number of components of our risk management program. We leverage external third parties for security testing on an annual basis, including penetration testing. We consistently monitor critical risks from cybersecurity threats using automated tools and have a process to implement mitigation plans. Our Security Committee, headed by the Vice President of IT and the Chief Legal Counsel, assesses and monitors any identified security incidents that impact us or our external partners. Furthermore, we assess and review the cybersecurity practices of third parties who have access to our systems and/or process our sensitive information. This assessment may involve requesting Systems and Organization Controls Type 2 reports (SOC2 reports), conversations with our Vice President of IT, and the inclusion of contractual requirements to maintain data protection safeguards and timely notification if the third party experiences a security incident which may have a critical impact on our business or our data. Additionally, we conduct cybersecurity awareness training for employees during onboarding and throughout the year, and we conduct regular phishing simulations in an effort to raise awareness of spoofed or manipulated electronic communications and other cybersecurity threats.

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

Cybersecurity Governance

Our Board of Directors has delegated responsibility for overseeing our policies, practices and assessments with respect to cybersecurity and other information technology risks to the Audit Committee. Our Vice President of IT, under the supervision of our Chief Financial Officer, is responsible for the establishment and maintenance of our cybersecurity risk management program, including the day-to-day oversight of the assessment and management of cybersecurity risks. The Vice President of IT will regularly consult with outside security experts and management to evaluate certain aspects of the cybersecurity risk management program. The Vice President of IT has approximately 15 years of experience in information security and cybersecurity risk management. The IT team also institutes and maintains controls for our systems, applications, and databases.

The Vice President of IT reports on the status of our cybersecurity risk management program to management and our Audit Committee on a periodic basis, which may include a discussion of the results of our annual third party cybersecurity risk assessments and critical updates to our mitigation and remediation efforts.

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

Holders of Common Stock

As of February 19, 2025, there were approximately 17 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number of stockholders of record.

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

Stock Performance Graph

The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any future filing under the Exchange Act or the Securities Act, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from September 3, 2020, the date on which our common stock first began trading on the Nasdaq Global Market, through December 31, 2024. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 3, 2020. We have not paid any dividends on our common stock, and no dividends are included in the representation of the performance of our common stock. The stock price performances included in this graph are based on historical results and are not necessarily indicative of, nor intended to, forecast future stock price performance.

We were formerly known as BCTG Acquisition Corp., or BCTG, and were incorporated in Delaware in May 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. BCTG closed its initial public offering on September 3, 2020 and began trading on the Nasdaq Market on such date. On August 10, 2021, we consummated a merger, pursuant to the Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG, BCTG Merger Sub Inc. and Tango Therapeutics Sub, Inc. Upon the consummation of the merger, we changed our name to Tango Therapeutics, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered Sales of Equity Securities

During the year ended December 31, 2024, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2024. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Information pertaining to fiscal year 2022 was included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 under Part II, Item 7, “Management’s Discussion and Analysis of Financial Position and Results of Operations,” which was filed with the SEC on March 27, 2023 and is incorporated by reference herein.

Overview

Tango Therapeutics was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We leverage our state-of-the-art target discovery platform to identify novel targets and develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Tumor suppressor gene loss remains a largely unaddressed target space specifically because these genetic events cannot be directly targeted. Our novel small molecules are designed to be selectively active in cancer cells with specific genetic alterations, killing those cancer cells while sparing normal cells. We also are extending this target space beyond the classic, cell-autonomous effects of tumor suppressor gene loss to include the discovery of novel targets that reverse tumor suppressor gene mediated immune evasion which prevents the immune system from recognizing and killing cancer cells. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

We are currently developing two MTA-cooperative PRMT5 inhibitors: TNG462 for non-CNS cancers, including pancreatic and lung cancer, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including GBM.

In November 2024, we reported positive early data from the ongoing Phase 1/2 clinical trial of TNG462, demonstrating durable clinical activity across multiple cancer types with a good safety and tolerability profile. We are currently enrolling patients in the ongoing TNG462 Phase 1/2 monotherapy clinical trial and plan to provide a clinical data update on TNG462 in 2025. Additionally, we plan to begin enrollment in multiple combinations involving TNG462 in 2025. We have initiated a robust clinical development program for TNG462, and plan to pursue monotherapy registrational clinical trials in 2026.

In November 2024, we also announced data from the Phase 1/2 clinical trial of TNG908, our first brain-penetrant PMRT5 inhibitor. The data demonstrated durable clinical activity, including RECIST partial responses across multiple tumor types (including pancreatic and lung cancer) and a good safety and tolerability profile. However, we did not observe any responses by RANO criteria in GBM, a development focus of the TNG908 program. Given that TNG462 has more favorable pharmacokinetic, pharmacodynamic and safety characteristics than TNG908, we stopped enrollment of the TNG908 clinical trial and discontinued further development in order to fully resource TNG462 and TNG456 development.

Based on preclinical TNG456 data showing enhanced potency and MTAP selectivity compared to TNG908 and sufficient brain penetrance, TNG456 will move into clinical development and focus on GBM. The FDA cleared the TNG456 IND in January 2025 and we plan to begin enrolling patients in a Phase 1/2 clinical trial in the first half of 2025.

TNG260 is a first-in-class CoREST inhibitor, which in preclinical studies reversed the immune evasion effect of STK11 loss-of-function mutations. TNG260 has a favorable safety, tolerability and pharmacokinetic profile in dose escalation and clinical proof-of-mechanism now has been established based on pharmacodynamic data from on-treatment patient biopsies. We are enrolling patients in the dose expansion portion of the Phase 1/2 trial and we plan to provide clinical data for TNG260 in 2025.

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

We expect that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2024 of $257.9 million will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2026. Since inception, we have incurred significant operating losses. For the years ended December 31, 2024, 2023, and 2022 our net losses were $130.3 million, $101.7 million, and $108.2 million, respectively. We had an accumulated deficit of $501.6 million as of December 31, 2024. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

At-the-Market Stock Offering

In September 2022, we entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which permits us to sell from time to time, at our option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by us or Jefferies. As of December 31, 2024, we had sold 4,001,200 shares of common stock under this program for gross proceeds of $43.0 million.

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

As of December 31, 2024, $136.6 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead agreements.

During the years ended December 31, 2024, 2023, and 2022, we recognized $30.0 million, $31.5 million, and $24.9 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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
•
costs related to compliance with regulatory requirements; and
•
facilities, information technology systems, depreciation and other allocated expenses, which include direct and allocated expenses for rent, utilities and insurance.

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

We do not allocate employee costs or costs associated with our target discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We characterize research and development costs incurred prior to the identification of a product candidate as discovery costs. We use internal resources primarily to conduct our research and discovery activities as well as for managing our preclinical, development and manufacturing activities.

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2024	2023
	(in thousands)
TNG462 direct program expenses	$16,161	$10,158
TNG456 direct program expenses	4,531	-
TNG908 direct program expenses*	13,587	10,851
TNG260 direct program expenses	9,382	8,171
TNG348 direct program expenses**	5,476	6,564
Discovery direct program expenses	24,440	23,426
Unallocated research and development expenses:
Personnel-related expenses	51,457	38,469
Facilities and other related expenses	18,884	17,559
Total research and development expenses	$143,918	$115,198

*In November 2024, we announced we stopped enrollment in the TNG908 Phase 1/2 trial due to insufficient brain exposure for GBM clinical activity and portfolio prioritization. Expenses beyond November 2024 related to previously enrolled patients and close-out clinical trial costs.

**In May 2024, we announced the discontinuation of TNG348, a USP1 inhibitor, due to toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial. Expenses beyond May 2024 related to close-out clinical trial costs.

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to continue to, increase significantly with the commencement and continuation of our current and planned clinical trials, including our planned combination clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•
the scope, rate of progress, and expenses of our ongoing research activities as well as any preclinical studies, clinical trials and other research and development activities;
•
establishing an appropriate safety profile with IND-enabling studies;
•
successful enrollment in and completion of our clinical trials, including our combination clinical trials;
•
whether our product candidates show safety and efficacy in our clinical trials;
•
the receipt of marketing approvals from applicable regulatory authorities;
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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the years ended December 31, 2024 and 2023.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Collaboration revenue	$29,969	$31,527	$(1,558)
License revenue	12,100	5,000	7,100
Total revenue	42,069	36,527	5,542
Operating expenses:
Research and development	143,918	115,198	28,720
General and administrative	43,746	35,502	8,244
Total operating expenses	187,664	150,700	36,964
Loss from operations	(145,595)	(114,173)	(31,422)
Other income:
Interest income	7,890	6,619	1,271
Other income, net	7,611	5,944	1,667
Total other income, net	15,501	12,563	2,938
Loss before income taxes	(130,094)	(101,610)	(28,484)
Provision for income taxes	(208)	(134)	(74)
Net loss	$(130,302)	$(101,744)	$(28,558)

Collaboration Revenue

Collaboration revenue of $30.0 million and $31.5 million for the years ended December 31, 2024 and 2023, respectively, was derived from the Gilead collaboration. The decrease of $1.6 million is primarily due to lower research costs incurred under the collaboration during the year ended December 31, 2024 resulting in lower collaboration revenue recognized.

License Revenue

License revenue of $12.1 million for the year ended December 31, 2024 was primarily derived from the Gilead collaboration. The increase of $7.1 million is primarily due to Gilead licensing a program for $12.0 million during the second quarter of 2024 as compared to licensing an earlier stage program for $5.0 million during the year ended December 31, 2023.

Research and Development Expenses

Research and development expense was $143.9 million for the year ended December 31, 2024 compared to $115.2 million for the year ended December 31, 2023. The increase of $28.7 million was due to a $14.4 million increase primarily relating to the advancement of TNG462 and TNG456. Additionally, the increase was also due to a $13.0 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

General and Administrative Expenses

General and administrative expense was $43.7 million for the year ended December 31, 2024 compared to $35.5 million for the year ended December 31, 2023. The increase of $8.2 million was primarily due to a $6.6 million increase in personnel-related costs due to an increase in share-based compensation expense and additional headcount.

Interest Income

Interest income was $7.9 million for the year ended December 31, 2024 compared to $6.6 million for the year ended December 31, 2023. The increase of $1.3 million was primarily due to a higher average portfolio balance in 2024 compared to 2023, partially offset by declining rates throughout 2024.

Other Income, Net

Other income, net was $7.6 million for the year ended December 31, 2024 compared to $5.9 million for the year ended December 31, 2023, with the increase being attributed to accretion on investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.2 million for the year ended December 31, 2024 compared to $0.1 million for the year ended December 31, 2023. The income tax provision amount for both periods is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through (i) the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023, and (ii) the $43.0 million from our "at-the-market" stock offering program, and another $237.1 million through our collaboration with Gilead. As of December 31, 2024, we had cash and cash equivalents and marketable securities of $257.9 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2024 of $257.9 million will enable us to fund our operating expenses and capital expenditure requirements at least into the third quarter of 2026. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the Years Ended December 31, 2024 and 2023

The following table summarizes our cash flows for each of the years presented:

	Year Ended December 31,
	2024	2023	Change
	(in thousands)
Net cash used in operating activities	$(131,501)	$(117,982)	$(13,519)
Net cash provided by investing activities	86,126	41,426	44,700
Net cash provided by financing activities	47,664	82,406	(34,742)
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,289	$5,850	$(3,561)

Operating Activities

Net cash used in operating activities was $131.5 million for the year ended December 31, 2024 compared to net cash used in operating activities of $118.0 million for the year ended December 31, 2023. The increase in net cash used in operating activities for the twelve months ended December 31, 2024 was primarily due to an increase to the net loss as a result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by changes in operating assets and liabilities and higher non-cash expenses, including stock-based compensation.

Investing Activities

Net cash provided by investing activities was $86.1 million for the year ended December 31, 2024 compared to net cash provided by investing activities of $41.4 million for the year ended December 31, 2023. The change was primarily due to a decrease in purchases of marketable securities as compared to the year ended December 31, 2023, which was partially offset by a decrease in sales and maturities of marketable securities as compared to the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was $47.7 million for the year ended December 31, 2024 compared to net cash provided by financing activities of $82.4 million for the year ended December 31, 2023. The cash provided by financing activities for the twelve months ended December 31, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases. The cash provided by financing activities for the twelve months ended December 31, 2023 consisted of the net proceeds received from our private placement financing transaction in August 2023 of $79.8 million, as well as the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2024 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$50,100	$5,265	$11,725	$12,440	$20,670
Total	$50,100	$5,265	$11,725	$12,440	$20,670

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at December 31, 2024. Refer to Note 7 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2024.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of December 31, 2024 and December 31, 2023, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in this Annual Report on Form 10-K for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2024, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for the year ended December 31, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $257.9 million and $336.9 million as of December 31, 2024 and December 31, 2023, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the twelve months ended December 31, 2024. However, if inflation were to increase, or remain at an elevated level for an extended period of time, our costs are likely to increase, which may negatively impact our cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 1t5d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2024, our internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears beginning on page F-2 of this Annual Report on Form 10-K.

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 under Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the fiscal year ended December 31, 2024, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Information concerning our policies and procedures governing the purchase and sale or other disposition of Company securities by directors, officers and employees, as required by this Item, is set forth under the caption “Policy on Trading, Pledging and Hedging of Company Stock” in the definitive proxy materials that we will file with respect to our 2025 Annual Meeting of Shareholders and is incorporated herein by reference. Our Insider Trading Policy is filed as Exhibit 19 to this report.

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2024, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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
3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

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

10.14#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 7, 2024).
10.15

Securities Purchase Agreement between Tango Therapeutics, Inc. and the parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 10, 2023).

19.1*	Insider Trading Policy of Tango Therapeutics, Inc.
21.1	List of subsidiaries of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2024)
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Tango Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Tango Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Tango Therapeutics, Inc.

Date: February 27, 2025	By:	/s/ Barbara Weber
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

Name	Title	Date

/s/ Barbara Weber	President and Chief Executive Officer, Director	February 27, 2025
Barbara Weber, MD	(Principal Executive Officer)

/s/ Daniella Beckman	Chief Financial Officer	February 27, 2025
Daniella Beckman	(Principal Financial Officer)

/s/ Alexis Borisy	Chairman of the Board of Directors	February 27, 2025
Alexis Borisy

/s/ Lesley Ann Calhoun	Director	February 27, 2025
Lesley Ann Calhoun

/s/ Kanishka Pothula	Director	February 27, 2025
Kanishka Pothula

/s/ John Ketchum	Director	February 27, 2025
John Ketchum

/s/ Malte Peters	Director	February 27, 2025
Malte Peters, MD

/s/ Mace Rothenberg	Director	February 27, 2025
Mace Rothenberg, MD

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tango Therapeutics, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Tango Therapeutics, Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, since inception, the Company has incurred significant operating losses and expects to continue generating operating losses and negative cash flows from operations for the foreseeable future. Management’s evaluation of the events and conditions and management’s plans to mitigate these matters are also described in Note 1.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Certain Research and Development Expenses

As described in Note 2 to the consolidated financial statements, research and development expenses consist primarily of costs incurred for the Company’s drug discovery efforts and the development of product candidates. These expenses include salaries, employee benefits, and stock-based compensation expense for the Company’s research and development personnel, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contract research organizations (CROs) and consultants to conduct research and development activities including costs of clinical trials and manufacturing, and the allocable portions of facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Management estimates the Company’s accrued research and development expenses as of each balance sheet date in the Company’s financial statements based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The Company’s research and development expenses for the year ended December 31, 2024 were $143.9 million, a majority of which relates to certain research and development expenses.

The principal consideration for our determination that performing procedures relating to certain research and development expenses is a critical audit matter is a high degree of auditor effort in performing procedures related to certain research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s research and development expenses, including controls over certain research and development expenses. These procedures also included, among others, testing certain research and development expenses on a sample basis by agreeing relevant information, which include overall contract value, expenses incurred to date, and percentage of completion, to the (i) underlying contracts with CROs and consultants engaged to conduct research and development activities; (ii) purchase orders; (iii) invoices received; (iv) underlying payments made for expenses incurred on the contracts; and (v) external confirmations or communications obtained by management from CROs and consultants.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

February 27, 2025

We have served as the Company's auditor since 2017.

TANGO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$69,530	$66,385
Marketable securities	188,387	270,500
Restricted cash	—	856
Prepaid expenses and other current assets	8,426	8,797
Total current assets	266,343	346,538
Property and equipment, net	8,102	9,908
Operating lease right-of-use assets	39,476	43,508
Restricted cash, net of current portion	2,567	2,567
Other assets	4	46
Total assets	$316,492	$402,567
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,601	$2,785
Accrued expenses and other current liabilities	16,497	15,401
Operating lease liabilities	2,454	2,082
Deferred revenue	17,618	25,670
Total current liabilities	38,170	45,938
Operating lease liabilities, net of current portion	34,039	36,838
Deferred revenue, net of current portion	44,766	66,683
Total liabilities	116,975	149,459
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; 107,729,343 and 102,202,759 shares issued and outstanding as of December 31, 2024 and 2023, respectively	108	102
Additional paid-in capital	700,631	624,076
Accumulated other comprehensive income	336	186
Accumulated deficit	(501,558)	(371,256)
Total stockholders’ equity	199,517	253,108
Total liabilities and stockholders’ equity	$316,492	$402,567

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Collaboration revenue	$29,969	$31,527	$24,860
License revenue	12,100	5,000	—
Total revenue	42,069	36,527	24,860
Operating expenses:
Research and development	143,918	115,198	105,906
General and administrative	43,746	35,502	30,025
Total operating expenses	187,664	150,700	135,931
Loss from operations	(145,595)	(114,173)	(111,071)
Other income:
Interest income	7,890	6,619	1,456
Other income, net	7,611	5,944	1,493
Total other income, net	15,501	12,563	2,949
Loss before income taxes	(130,094)	(101,610)	(108,122)
Provision for income taxes	(208)	(134)	(54)
Net loss	$(130,302)	$(101,744)	$(108,176)

Net loss per common share – basic and diluted	$(1.19)	$(1.08)	$(1.23)
Weighted average number of common shares outstanding – basic and diluted	109,226,731	94,572,448	87,820,037

Net loss	$(130,302)	$(101,744)	$(108,176)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	150	3,891	(2,940)
Comprehensive loss	$(130,152)	$(97,853)	$(111,116)

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated Other
	Common Stock Outstanding		Additional	Comprehensive		Total
	Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2021	87,598,184	88	506,760	(765)	(161,336)	344,747
Issuance of common stock from exercise of options and employee stock purchase plan	581,190	—	1,623	—	—	1,623
Stock based compensation expense	—	—	14,230	—	—	14,230
Business combination and PIPE financing, issuance costs	—	—	(8)	—	—	(8)
Other comprehensive loss	—	—	—	(2,940)	—	(2,940)
Net loss	—	—	—	—	(108,176)	(108,176)
Balance at December 31, 2022	88,179,374	$88	$522,605	$(3,705)	$(269,512)	$249,476
Issuance of common stock from exercise of options and employee stock purchase plan	826,714	—	1,941	—	—	1,941
Stock based compensation expense	—	—	19,079	—	—	19,079
Common shares issued in offering, net of issuance costs	13,196,671	14	67,708	—	—	67,722
Pre-funded warrants issued	—	—	12,054	—	—	12,054
Return of capital from a stockholder - related party	—	—	689	—	—	689
Other comprehensive income	—	—	—	3,891	—	3,891
Net loss	—	—	—	—	(101,744)	(101,744)
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock from exercise of options and employee stock purchase plan	1,525,384	2	5,939	—	—	5,941
Stock based compensation expense	—	—	28,897	—	—	28,897
Common shares issued in offering, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Other comprehensive income	—	—	—	150	—	150
Net loss	—	—	—	—	(130,302)	(130,302)
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(130,302)	$(101,744)	$(108,176)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,499	2,415	1,608
Noncash operating lease expense	3,745	3,606	2,420
Stock-based compensation	28,897	19,079	14,230
Accretion on marketable securities	(4,617)	(3,394)	—
Other, net	23	22	(669)
Changes in operating assets and liabilities:
Accounts receivable	—	2,000	—
Prepaid expenses and other current assets	370	(2,225)	(2,056)
Right-of-use asset	—	—	(10,125)
Other long-term assets	43	(41)	122
Accounts payable	(1,184)	(1,705)	1,097
Accrued expenses and other liabilities	1,134	(2,029)	7,629
Operating lease liabilities	(2,140)	(2,439)	1,700
Deferred revenue	(29,969)	(31,527)	(16,860)
Net cash used in operating activities	(131,501)	(117,982)	(109,080)
Cash flows from investing activities
Purchase of property and equipment	(754)	(1,526)	(7,692)
Sales and maturities of marketable securities	327,768	353,526	242,595
Purchases of marketable securities	(240,888)	(310,574)	(208,504)
Net cash provided by investing activities	86,126	41,426	26,399
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	41,723	80,017	—
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	5,941	1,941	1,623
Return of capital from a stockholder - related party	—	689	—
Payment of transaction costs	—	(241)	(8)
Net cash provided by financing activities	47,664	82,406	1,615
Net change in cash, cash equivalents and restricted cash	2,289	5,850	(81,066)
Cash, cash equivalents and restricted cash, beginning of period	69,808	63,958	145,024
Cash, cash equivalents and restricted cash, end of period	$72,097	$69,808	$63,958
Supplemental cash flow information:
Cash paid for leases	$5,603	$5,882	$1,413
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$38	$131
Operating lease liabilities from obtaining right-of-use assets	$210	$—	$48,352
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$497	$(228)	$300

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

At-the-Market Stock Offering

In September 2022, the Company entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies) which permitted the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Sales Agreement by the Company or Jefferies. As of December 31, 2024, the Company sold 4,001,200 shares of common stock under this stock offering program for gross proceeds of $43.0 million.

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

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of December 31, 2024 of $257.9 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements or at least into the third quarter of 2026.

Since inception, the Company has incurred significant operating losses and expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. If the Company is unable to obtain funding, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

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

Cash Equivalents

All highly liquid marketable securities purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds and U.S. Treasury bills as of December 31, 2024 and 2023.

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

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and marketable debt securities. The Company’s cash, cash equivalent and marketable securities balances are held by major financial institutions that management believes to be creditworthy. The Company uses multiple financial institutions to limit the amount of credit exposure to any one financial institution. Substantially all the Company’s cash, cash equivalent and marketable debt securities were invested in money market funds, U.S. Treasury bills, and U.S. government agency bonds at December 31, 2024 and 2023. At times, the Company’s cash deposits may exceed the amount of federal insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to perform research activities, drug product and drug substance manufacturing, and clinical trial activities that continue to progress its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the related processes of these vendors.

Restricted Cash

Cash accounts with any type of restriction are considered restricted cash and are classified on the balance sheet based on the length of the restrictive obligation. As of December 31, 2024, 2023, and 2022, the Company recorded restricted cash of $2.6 million, $3.4 million and $4.0 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. For additional information on these security deposits, refer to Note 7, Leases.

The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the consolidated statements of cash flows are as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Cash and cash equivalents	$69,530	$66,385	$59,968
Restricted cash	2,567	3,423	3,990
Cash, cash equivalents and restricted cash	$72,097	$69,808	$63,958

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

The Company’s revenues are primarily generated through its license and collaboration agreements with Gilead. Refer to Note 3, “Collaboration Agreements” elsewhere in these notes to the Company's consolidated financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) for the years ended December 31, 2024, 2023, and 2022 was unrealized gains (losses) on investments in marketable securities.

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

In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." The standard is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Upon adoption, the standard should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the new standard on January 1, 2024 and applied the disclosure requirements presented in the financial statements.

Recently Issued Accounting Pronouncements

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, including as of the December 31, 2024 balance sheet date, and based on current ownership of common stock, Gilead is not considered to be a related party to the Company.

Accounting for the Gilead Collaboration

The Gilead Agreement is accounted for under ASC 606.The Company identified a single combined performance obligation under the Gilead Agreement consisting of the research services and continued participation on the joint steering committee during the research term. For research option-extension fees, the Company determined that the additional goods and services relating to the continued research services were not distinct from the early-stage research services already promised to Gilead under the on-going research plan. Consideration pertaining to each of the research option-extensions is paid to the Company in equal quarterly installment payments over an agreed upon payment schedule. The research option-extension consideration are added to the transaction price under the Gilead Agreement. License fees are recognized as revenue immediately as the Company has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own, and the license is separately identifiable from the research services.

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at December 31, 2024. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the years ended

December 31, 2024, 2023, and 2022 the Company recognized $30.0 million, $31.5 million, and $24.9 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of December 31, 2024 and 2023, the Company had short-term deferred revenue of $17.6 million and $25.7 million, respectively, and long-term deferred revenue of $44.8 million and $66.7 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 2.6 years.

In June 2023, Gilead licensed a drug discovery program for a $5.0 million license fee. In June 2024, Gilead licensed a drug discovery program for a $12.0 million license fee. These license fees were recognized as revenue in the second quarter of 2024 and 2023, respectively, as the Company has no continued involvement in the advancement of the program, Gilead can benefit from the license on its own, and the license is separately identifiable from the research services.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s consolidated balance sheets.

Costs incurred pursuant to the Gilead Agreement and the 2018 Gilead Agreement are recorded as research and development expense.

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$14,915	$—	$—	$14,915
U.S. Treasury bills	—	10,112	—	10,112
Marketable debt securities:
U.S. Treasury bills	—	176,374	—	176,374
U.S. government agency bonds	—	12,013	—	12,013
Total assets	$14,915	$198,499	$—	$213,414

	Fair Market Value Measurements as of December 31, 2023
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,361	$—	$—	$14,361
U.S. Treasury bills	—	4,710	—	4,710
Marketable debt securities
U.S. Treasury bills	—	194,763	—	194,763
U.S. government agency bonds	—	75,737	—	75,737
Total assets	$14,361	$275,210	$—	$289,571

There were no transfers between fair value levels during the years ended December 31, 2024 and 2023.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$176,049	$364	$(39)	$176,374
U.S. government agency bonds	12,002	11	—	12,013
	$188,051	$375	$(39)	$188,387

	Fair Value Measurements as of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$194,461	$358	$(56)	$194,763
U.S. government agency bonds	75,853	23	(139)	75,737
	$270,314	$381	$(195)	$270,500

The aggregate fair value of marketable debt securities with a contractual maturity date greater than one year was $24.4 million as of December 31, 2024.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	December 31, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$46,016	$(39)	$-	$-	$46,016	$(39)
	$46,016	$(39)	$-	$-	$46,016	$(39)

	December 31, 2023
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$18,662	$(12)	$14,948	$(44)	$33,610	$(56)
U.S. government agency bonds	41,195	(22)	17,216	(117)	58,411	(139)
	$59,857	$(34)	$32,164	$(161)	$92,021	$(195)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at December 31, 2024, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.4 million and $1.8 million in accrued interest at December 31, 2024 and December 31, 2023, respectively.

6. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2024	2023
	(in thousands)
Laboratory equipment	$8,936	$8,788
Computer equipment	2,437	2,312
Computer software	125	125
Furniture and fixtures	1,945	1,777
Leasehold improvements	2,870	2,857
Construction in progress	152	38
	16,465	15,897
Less: Accumulated depreciation	(8,363)	(5,989)
Property and equipment, net	$8,102	$9,908

Depreciation expense was $2.5 million, $2.4 million, and $1.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2024	2023
	(in thousands)
Payroll and employee-related costs	$8,951	$7,910
Research and development costs	5,811	6,204
Other	1,735	1,287
Total accrued expenses and other current liabilities	$16,497	$15,401

7. Leases

Operating Leases

In July 2017, the Company entered into a lease of office and laboratory space at 100 Binney Street in Cambridge, Massachusetts. The lease commenced in March 2018 and lease payments commenced in June 2018. This lease had an original term of eight years with an option to extend for one additional three-year period. The lease agreement required the Company to provide a letter of credit for $0.6 million that was collateralized with cash. In November 2021, the Company entered into a lease termination agreement for this leased office and laboratory space. The lease termination agreement was a modification of the original lease agreement that provided for, among other things, the acceleration of the expiration of the original term of the lease from June 30, 2026 to an earlier lease termination date of September 30, 2022. The $0.6 million letter of credit associated with the lease was recorded as short-term restricted cash on the balance sheet as of December 31, 2022 and was released to the Company in March 2023.

In September 2019, the Company entered into a new lease for office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The lease, as amended and restated in November 2021, has a non-cancelable term of ten years with an option to extend for up to two additional five-year periods. The lease commenced in August 2022, when the Company obtained access to the space for its' intended use. The lease agreement provides for initial tenant improvement allowances. The lease agreement required the Company to provide an initial letter of credit for $3.4 million that is collateralized with cash that is recorded as restricted cash in the accompanying balance sheets and is subject to reductions as lease anniversary dates are achieved. This letter of credit was recorded as long-term restricted cash as of December 31, 2022. As of December 31, 2023, $0.9 million was classified as short-term restricted cash to reflect the scheduled security deposit reduction, with the remaining $2.6 million classified as long-term. The short-term portion of this security deposit was released to the Company in February 2024, reducing the letter of credit to $2.6 million, all of which remains classified as long-term restricted cash on the balance sheet as of December 31, 2024.

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

In December 2022, the Company entered into an operating lease agreement to sublease a portion of the 201 Brookline Avenue premise to an unrelated third party. The sublease expired on December 31, 2024. Sublease income recognized under the sublease agreement for the years ended December 31, 2024, 2023, and 2022 were $1.5 million, $1.5 million, and $0.1 million, respectively, and was recorded as a reduction of the related lease expense.

The Company’s rent payments for facility leases during the years ended December 31, 2024, 2023, and 2022 are classified as operating lease costs in the table below. The leases are both considered net leases and therefore the non-lease components, such as common area maintenance, are paid separately from rent based on actual costs incurred; therefore, the non-lease components are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. The non-lease components are classified as variable costs in the chart below. As of December 31, 2024 and 2023, right-of-use assets under operating leases totaled $39.5 million and $43.5 million, respectively. The elements of lease cost were as follows (in thousands, unless otherwise noted):

	Year Ended December 31,
Operating leases	2024	2023	2022
Operating lease cost	$6,267	$5,526	$4,079
Variable lease cost	3,268	3,815	476
Sublease Income	(1,495)	(1,467)	(101)
Total operating lease costs	$8,040	$7,874	$4,454

Other information	December 31, 2024	December 31, 2023	December 31, 2022
Operating cash flows used for operating leases	$5,603	$5,188	$(82)
Weighted average remaining lease term in years	8.1	9.1	10.0
Weighted average discount rate	8%	8%	8%

Future minimum lease payments due under operating leases are as follows (in thousands):

Year Ending December 31,	Future minimum lease payments
2025	$5,265
2026	$5,776
2027	$5,949
2028	$6,128
2029	$6,312
Thereafter	$20,670
Total lease payments	50,100
Less: imputed interest	(13,607)
Total operating lease liabilities	$36,493

8. Commitments and Contingencies

License Agreements

Sesame Therapeutics, Inc.

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

Medivir AB

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

In May 2024, we made the decision to discontinue further development of TNG348, the basis of our USP1 program, due to liver toxicity experienced by patients in the dose escalation portion of the Phase1/2 clinical trial. As a result, we do not expect any on-going material obligations under the Medivir Agreement.

Clinical Trial Collaboration and Supply Agreement

In November 2024, the Company and Revolution Medicines, Inc. (RevMed) entered into a Clinical Trial Collaboration and Supply Agreement. The agreement provides that RevMed will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to the Company for use in trials that will include TNG462 and each of these RAS(ON) inhibitors. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors, this transaction is a related party transaction.

Other Funding Commitments

As of December 31, 2024, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, construction companies, contract research organizations, clinical trial sites, and other parties. Under these provisions, the Company generally indemnifies, defends and holds harmless the indemnified party for losses suffered or incurred by the indemnified party under the terms of the contract, including as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2024, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

9. Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of December 31, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

10. Common Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote in respect of each share of stock held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder. The holders of Common Stock are also entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2024.

The Company increased the number of shares of common stock authorized to be issued to 200,000,000 shares in August 2021, at the time in which the Certificate of Incorporation was amended and restated. As of December 31, 2024 and 2023, there were 107,729,343 and 102,202,759 shares of common stock issued and outstanding, respectively.

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

2021 Stock Option and Incentive Plan

In August 2021, the Company's board of directors and stockholders approved the 2021 Plan under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance.

Upon approval, the maximum number of shares of stock reserved and available for issuance under the 2021 Plan was 9,498,725 shares. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the least of: (i) five percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares as determined by the 2021 Plan Administrator, as appointed by the board of directors. Awards that are returned to the Company's equity plan as a result of forfeiture or cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the 2021 Plan. As of December 31, 2024, there were 7,054,673 shares available for future grant under the 2021 Plan and on January 1, 2025, the number of shares available for future grant under the 2021 Plan increased by 5,386,467 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. An aggregate of 949,873 shares were reserved for issuance. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 949,873 shares or (iii) such number of shares as determined by the administrator. During the year ended December 31, 2024, the Company issued 219,453 shares of common stock under the 2021 ESPP. As of December 31, 2024, there were 3,031,232 shares available for future purchase under the 2021 ESPP and on January 1, 2025, the number of shares available for future purchase under the 2021 ESPP increased by 949,873 shares.

2023 Inducement Plan

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved 3,000,000 shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. Awards that are returned to the Company's Inducement Plan as a result of forfeiture or cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the Inducement Plan. As of December 31, 2024, there were 1,975,390 shares available for future grant under the Inducement Plan.

Restricted Stock Units

The following table summarizes the RSU activity of the Company’s plans as of and for the years ended December 31, 2024:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2023	757,514	$5.25
Granted	909,659	11.01
Vested	(260,865)	5.14
Forfeited	(196,975)	9.44
Unvested and outstanding as of December 31, 2024	1,209,333	$8.92

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $3.0 million and $0.1 million, respectively. No RSUs vested during the year ended December 31, 2022.

As of December 31, 2024, total unrecognized compensation expense related to RSUs was $7.4 million, which the Company expects to recognize over a remaining weighted-average period of 1.8 years.

Stock Options

The following table summarizes the stock option activity of the Company’s equity plans as of and for the years ended December 31, 2024:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2023	16,734,960	$6.21	7.83	$62,640,906
Granted	5,575,399	$10.99
Exercised	(1,045,066)	$4.52
Cancelled	(1,650,270)	$9.18
Options outstanding as of December 31, 2024	19,615,023	$7.41	7.43	$2,157,177
Options exercisable as of December 31, 2024	11,192,619	$6.16	6.58	$2,120,954

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The total intrinsic value of options exercised totaled $4.9 million, $2.8 million, and $3.1 million for the years ended December 31, 2024, 2023, and 2022, respectively. The weighted-average grant date fair value per share of stock options granted was $7.46, $5.41, and $5.48 for the years ended December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, total unrecognized compensation expense related to stock options was $42.9 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years. Substantially all options outstanding as of December 31, 2024 are expected to vest.

Stock Option Valuation

The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	2024	2023	2022
Expected option life (in years)	6.2	6.2	6.2
Expected volatility	73%	72%	72%
Risk-free interest rate	3.9%	4.1%	2.2%
Expected dividend yield	— %	— %	— %

Stock-Based Compensation Expense

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Research and development	$15,728	$10,047	$6,812
General and administrative	13,169	9,032	7,418
Total	$28,897	$19,079	$14,230

12. Income Taxes

During the year ended December 31, 2024, 2023, and 2022 the Company recorded total tax provisions of $0.2 million, $0.1 million, and less than $0.1 million, respectively. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income taxes at U.S. federal statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	6.8	6.7	5.8
Federal and state research and development tax credits	6.9	6.3	3.5
Stock-based compensation expense	(1.5)	(2.1)	(1.5)
Nondeductible/nontaxable permanent items	(0.1)	(0.2)	(0.1)
Other	(0.2)	—	0.3
Change in valuation allowance	(33.1)	(31.8)	(29.1)
Effective tax rate	(0.2)%	(0.1)%	(0.1)%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$30,640	$16,579
Research and development credit carryforwards	27,775	18,798
Operating lease liability	11,746	12,621
Deferred revenue	17,027	24,644
Accruals and reserves	2,226	1,904
Capitalized research costs	71,315	48,257
Stock compensation and other	8,123	4,561
Total gross deferred tax assets	168,852	127,364
Valuation allowance	(156,402)	(113,397)
Net deferred tax assets	$12,450	$13,967
Deferred tax liabilities
Depreciation	$(1,705)	$(2,126)
Right-of-use asset	(10,745)	(11,841)
Total gross deferred tax liabilities	(12,450)	(13,967)
Net deferred taxes	$—	$—

The operating lease liability deferred tax asset in the table above includes leasehold improvements related to the Company's 201 Brookline Avenue facility lease that has tax basis with no book basis.

As of December 31, 2024, the Company had U.S. federal and state net operating loss (NOL) carryforwards of $112.4 million and $123.9 million, respectively, which may be available to offset future taxable income. The federal NOLs include $2.8 million which expire at various dates beginning in 2036 and $109.6 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2036. As of December 31, 2024, the Company also had U.S. federal and state research and development tax credit carryforwards of $20.0 million and $10.1 million, respectively, which may be available to offset future tax. The federal credits will expire beginning in 2034, and the state credits will expire beginning in 2025.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2024 and 2023. Management reevaluates the positive and negative evidence at each reporting period. The Company recorded an increase to the valuation allowance of $43.0 million during 2024 related primarily to the increase in net operating loss carryforwards, research and development tax credit carryforwards, and capitalized research costs.

As of December 31, 2024 and 2023, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2024 and 2023, the Company had no accrued interest or penalties related to uncertain tax positions in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal and state jurisdictions, as prescribed by tax laws. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for federal and state tax authorities is generally closed for years prior to December 31, 2021, although carryforward attributes that were generated prior to 2021 may still be subject to change upon examination if they are utilized to offset taxable income in subsequent tax years. There are currently no federal or state income tax audits in progress.

13. 401(K) Savings Plan

The Company maintains a 401(k) retirement savings plan for employees who satisfy certain eligibility requirements. The savings plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. The Company made matching contributions to participants in the 401(k) plan of $1.3 million, $0.9 million and $0.7 million during the years ended December 31, 2024, 2023 and 2022, respectively.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2024	2023	2022
Numerator:
Net loss	$(130,302)	$(101,744)	$(108,176)
Denominator:
Weighted-average common stock outstanding – basic and diluted	$109,226,731	$94,572,448	87,820,037
Net loss per common share – basic and diluted	$(1.19)	$(1.08)	$(1.23)

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

	Year Ended December 31,
	2024	2023	2022
Stock options to purchase common stock	19,615,023	16,734,960	12,924,086
Unvested restricted common stock	1,209,333	757,514	—
Total	20,824,356	17,492,474	12,924,086

15. Segment Information

The Company operates in the U.S. and has one operating segment that is managed on a consolidated basis. The Company’s revenues are primarily generated through its license and collaboration agreement with Gilead. The accounting policies, as described in the summary of significant accounting policies, is applicable across all Company operations. The Company’s chief executive officer (CEO), as the chief operating decision maker (CODM), manages and allocates resources to the operations of our company on a consolidated basis. Managing and allocating resources on a total company basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across departments and research and development programs that are in-line with our long-term company-wide strategic goals. Consistent with this decision-making process, the Company’s CODM uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results and allocating resources.

The CODM assesses performance and decides how to allocate resources based on segment net income (loss). This measure is used to monitor budget versus actual results to assess performance of the segment.

The following table presents the Company’s segment expense for the years ended December 31, 2024, 2023 and 2022:

	Oncology Segment
	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenue	$42,069	$36,527	$24,860
Less:
TNG462 direct program expenses - R&D	16,161	10,158	7,206
TNG456 direct program expenses - R&D	4,531	-	-
TNG908 direct program expenses* - R&D	13,587	10,851	12,818
TNG260 direct program expenses - R&D	9,382	8,171	4,906
TNG348 direct program expenses** - R&D	5,476	6,564	9,874
Discovery direct program expenses - R&D	24,440	23,426	28,763
Personnel-related expenses - R&D	51,457	38,469	28,185
Facilities and other related expenses - R&D	18,884	17,559	14,154
Other segment expenses (a)	28,453	23,073	27,130
Segment net loss	$(130,302)	$(101,744)	$(108,176)

*In November 2024, we announced we stopped enrollment of the TNG908 Phase 1/2 clinical trial due to insufficient brain exposure for clinical activity in GBM patients and portfolio prioritization. Expenses beyond November 2024 related to previously enrolled patients and close-out clinical trial costs.

**In May 2024, we announced the discontinuation of TNG348, a USP1 inhibitor, due to toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial. Expenses beyond May 2024 related to close-out clinical trial costs.

(a) Other segment expenses included in Segment net loss includes general and administrative expense, interest income, other income and provision for income taxes.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2024, the Company’s cash, cash equivalents and marketable securities were $257.9 million. All long-lived assets of the Company reside in the U.S.