Form 10-Q
period 2025-03-31
Tango Therapeutics, Inc.
filed 2025-05-12
CIK 1819133

i113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 108,394,190 shares of common stock, $0.001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision with respect to our securities. These risks are described more fully in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and this Quarterly Report on Form 10-Q. These risks include, among others, the following (which is not an exhaustive list of all such risks):

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

•

Inadequate funding for government agencies in or outside the United States, including from government shutdowns or other disruptions to these agencies' staffing and operations, could prevent new products and services being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials and combination clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment and dosing in clinical trials (including combination clinical trials), future plans for dose expansions and dose escalations, and initiation and completion of studies or clinical trials (including combination trials), plans for filing a registrational trial and initiating a combination clinical trial in TNG462, and related preparatory work for each, plans for the TNG456 clinical trial, and the period during which the results of the clinical trials (including initial and final trial results) will become available (such as the clinical data update from the ongoing TNG462 clinical trial and the data from the ongoing TNG260 clinical trial, both expected in the second half of 2025);

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

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027);

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval for TNG462 in MTAP-deleted pancreatic and lung cancer;

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

• •

developments relating to our competitors and industry;

the impact of trade restrictions (such as sanctions or tariffs); regulatory requirements, legal actions, or enforcement; inflation rates; and inadequate funding for government agencies on our business, financial condition, and results of operations;

•	the effect of public health crises on our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials;

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including our beliefs that: TNG462 has the potential to be a best-in-class molecule; and preclinical studies in TNG456 demonstrate sufficient brain penetrance for meaningful efficacy in GBM; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. In both cases, see section titled “Risk Factors.”

The forward-looking statements contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II, Item 1A of this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we use the following defined terms:

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
iii.
“CNS” means central nervous system;
iv.
“CoREST” means Co-repressor of Repressor Element-1 Silencing Transcription;
v.
“FDA” means U.S. Food and Drug Administration;
vi.
“Gilead” means Gilead Sciences, Inc.;
vii.
“GBM” means glioblastoma;
viii.
“IND” means Investigational New Drug Application;

v

ix.
“MTA” means methylthioadenosine;
x.
“MTAP” means methylthioadenosine phosphorylase;
xi.
“NSCLC” means non-small cell lung cancer;
xii.
“PRMT5” means protein arginine methyltransferase 5;
xiii.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025;
xiv.
“STK11” means serine-threonine kinase 11; and
xv.
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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$58,432	$69,530
Marketable securities	158,292	188,387
Restricted cash	428	—
Prepaid expenses and other current assets	7,778	8,426
Total current assets	224,930	266,343
Property and equipment, net	7,539	8,102
Operating lease right-of-use assets	39,697	39,476
Restricted cash, net of current portion	2,139	2,567
Other assets	1	4
Total assets	$274,306	$316,492
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,239	$1,601
Accrued expenses and other current liabilities	10,374	16,497
Operating lease liabilities	2,824	2,454
Deferred revenue	19,480	17,618
Total current liabilities	35,917	38,170
Operating lease liabilities, net of current portion	34,122	34,039
Deferred revenue, net of current portion	37,511	44,766
Total liabilities	107,550	116,975
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024, respectively; 108,107,890 and 107,729,343 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	108	108
Additional paid-in capital	707,888	700,631
Accumulated other comprehensive income	194	336
Accumulated deficit	(541,434)	(501,558)
Total stockholders’ equity	166,756	199,517
Total liabilities and stockholders’ equity	$274,306	$316,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue	$5,392	$6,471
Operating expenses:
Research and development	36,442	38,065
General and administrative	11,480	10,661
Total operating expenses	47,922	48,726
Loss from operations	(42,530)	(42,255)
Other income:
Interest income	1,614	2,197
Other income, net	1,074	2,184
Total other income, net	2,688	4,381
Loss before income taxes	(39,842)	(37,874)
Provision for income taxes	(34)	(40)
Net loss	$(39,876)	$(37,914)

Net loss per common share – basic and diluted	$(0.36)	$(0.35)
Weighted average number of common shares outstanding – basic and diluted	110,301,256	108,171,463

Net loss	$(39,876)	$(37,914)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(142)	(443)
Comprehensive loss	$(40,018)	$(38,357)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	378,547	—	2	—	—	2
Stock-based compensation expense	—	—	7,255	—	—	7,255
Other comprehensive loss	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(39,876)	(39,876)
Balance at March 31, 2025	108,107,890	$108	$707,888	$194	$(541,434)	$166,756

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	526,826	1	1,258	—	—	1,259
At-the-market offerings, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Stock-based compensation expense	—	—	6,719	—	—	6,719
Other comprehensive loss	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(37,914)	(37,914)
Balance at March 31, 2024	106,730,785	$107	$673,772	$(257)	$(409,170)	$264,452

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(39,876)	$(37,914)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	622	625
Noncash operating lease expense	1,012	925
Stock-based compensation	7,255	6,719
Accretion on marketable securities	(638)	(1,371)
Other, net	(56)	(10)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	649	360
Other long-term assets	1	35
Accounts payable	1,630	1,042
Accrued expenses and other liabilities	(6,124)	(1,609)
Operating lease liabilities	(780)	(188)
Deferred revenue	(5,392)	(6,471)
Net cash used in operating activities	(41,697)	(37,857)
Cash flows from investing activities
Purchase of property and equipment	(51)	(195)
Sales and maturities of marketable securities	77,812	109,255
Purchases of marketable securities	(47,164)	(120,263)
Net cash provided by (used in) investing activities	30,597	(11,203)
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	—	41,723
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	2	1,259
Net cash provided by financing activities	2	42,982
Net change in cash, cash equivalents and restricted cash	(11,098)	(6,078)
Cash, cash equivalents and restricted cash, beginning of period	72,097	69,808
Cash, cash equivalents and restricted cash, end of period	$60,999	$63,730
Supplemental cash flow information:
Cash paid for leases	$1,935	$1,351
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$8	$71
Operating lease liabilities from obtaining right-of-use assets	$1,308	$—
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$75	$497

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the year ending December 31, 2025, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three months ended March 31, 2025 and 2024 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2025 of $216.7 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements with an expected cash runway into the first quarter of 2027.

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

2.
Summary of Significant Accounting Policies

There have been no significant changes from the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of consolidated financial statements requires that the Company make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosures. Significant estimates and assumptions made in the consolidated financial statements include, but are not limited to, the revenue recognized from collaboration agreements and the accrual for research and development expenses. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. As of the date of issuance of these consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as of the March 31, 2025 balance sheet date, and based on current ownership of common stock, Gilead is not considered to be a related party to the Company.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at March 31, 2025. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the three months ended March 31, 2025 and 2024, the Company recognized $5.4 million and $6.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of March 31, 2025 and December 31, 2024, the Company had short-term deferred revenue of $19.5 million and $17.6 million, respectively, and long-term deferred revenue of $37.5 million and $44.8 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 2.4 years.

Amounts due to the Company that have not yet been received are recorded as accounts receivable and amounts received that have not yet been recognized as revenue are recorded as deferred revenue on the Company’s condensed consolidated balance sheets.

Costs incurred pursuant to the Gilead Agreement and the 2018 Gilead Agreement are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of March 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$14,801	$—	$—	$14,801
Marketable debt securities:
U.S. Treasury bills	—	147,386	—	147,386
U.S. government agency bonds	—	10,906	—	10,906
Total assets	$14,801	$158,292	$—	$173,093

	Fair Market Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,915	$—	$—	$14,915
U.S. Treasury bills	—	10,112	—	10,112
Marketable debt securities
U.S. Treasury bills	—	176,374	—	176,374
U.S. government agency bonds	—	12,013	—	12,013
Total assets	$14,915	$198,499	$—	$213,414

There were no transfers between fair value levels during the three months ended March 31, 2025.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$147,194	$218	$(26)	$147,386
U.S. government agency bonds	10,904	3	(1)	10,906
	$158,098	$221	$(27)	$158,292

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$176,049	$364	$(39)	$176,374
U.S. government agency bonds	12,002	11	—	12,013
	$188,051	$375	$(39)	$188,387

The aggregate fair value of marketable debt securities with a contractual maturity date of greater than one year was $7.2 million as of March 31, 2025.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	March 31, 2025
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$53,897	$(26)	$-	$-	$53,897	$(26)
U.S. government agency bonds	2,957	(1)	-	-	2,957	(1)
	$56,854	$(27)	$-	$-	$56,854	$(27)

	December 31, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$46,016	$(39)	$-	$-	$46,016	$(39)
	$46,016	$(39)	$-	$-	$46,016	$(39)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at March 31, 2025, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.9 million and $1.4 million in accrued interest at March 31, 2025 and December 31, 2024, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$8,936	$8,936
Computer equipment	2,437	2,437
Computer software	125	125
Furniture and fixtures	1,945	1,945
Leasehold improvements	2,870	2,870
Construction in progress	211	152
	16,524	16,465
Less: Accumulated depreciation	(8,985)	(8,363)
Property and equipment, net	$7,539	$8,102

Depreciation expense was $0.6 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	March 31,	December 31,
	2025	2024
	(in thousands)
Payroll and employee-related costs	$3,180	$8,951
Research and development costs	5,216	5,811
Other	1,978	1,735
Total accrued expenses and other current liabilities	$10,374	$16,497

Restricted Cash

As of March 31, 2025 and 2024, the Company maintained a restricted cash balance of $2.6 million and $2.6 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	March 31, 2025	March 31, 2024
	(in thousands)
Cash and cash equivalents	$58,432	$61,163
Restricted cash	2,567	2,567
Cash, cash equivalents and restricted cash	$60,999	$63,730

7.
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

Medivir AB

In March 2020, the Company entered into a license agreement (the Medivir Agreement) with Medivir AB (Medivir), pursuant to which the Company obtained an exclusive license to all patents, know-how and other intellectual property associated with certain USP1 assets. Pursuant to the Medivir Agreement, the Company made an upfront payment of $0.4 million.

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

Upfront fees and subsequent milestone amounts paid pursuant to the Medivir Agreement were recorded to research and development expense.

In May 2024, the Company made the decision to discontinue further development of TNG348, the basis of the USP1 program, due to liver toxicity experienced by patients in the dose escalation portion of the Phase1/2 clinical trial. As a result, the Company does not expect any on-going material obligations under the Medivir Agreement.

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

Other Funding Commitments

As of March 31, 2025, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2025, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

8.
Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of March 31, 2025 and December 31, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

In August 2021, the Company's board of directors and stockholders approved the 2021 Plan, under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of March 31, 2025, the Company had 7,471,496 shares available for future issuance under the 2021 Plan.

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. As of March 31, 2025, the Company had 2,041,015 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Research and development	$3,986	$3,806
General and administrative	3,269	2,913
Total	$7,255	$6,719

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2025:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2024	19,615,023	$7.41	7.43	$2,157,177
Granted	4,467,208	$2.89
Exercised	(1,062)	$1.65
Cancelled	(269,912)	$6.35
Options outstanding as of March 31, 2025	23,811,257	$6.57	7.61	$—
Options exercisable as of March 31, 2025	12,934,117	$6.72	6.58	$—

As of March 31, 2025, total unrecognized compensation expense related to stock options was $45.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.7 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the three months ended March 31, 2025:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,209,333	$8.92
Granted	732,830	2.89
Vested	(377,485)	8.86
Forfeited	(27,523)	6.22
Unvested and outstanding as of March 31, 2025	1,537,155	$6.11

As of March 31, 2025, total unrecognized compensation expense related to RSUs was $8.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. No shares of common stock were issued under the 2021 ESPP during the three months ended March 31, 2025.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2025	2024
Numerator:
Net loss	$(39,876)	$(37,914)
Denominator:
Weighted-average common stock outstanding – basic and diluted	$110,301,256	$108,171,463
Net loss per common share – basic and diluted	$(0.36)	$(0.35)

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

	Three Months Ended March 31,
	2025	2024
Stock options to purchase common stock	23,811,257	20,589,225
Unvested restricted common stock	1,537,155	1,254,456
Total	25,348,412	21,843,681

11.
Income Taxes

The Company’s effective income tax rate was -0.1% and -0.1% for the three months ended March 31, 2025 and 2024, respectively. The income tax provision was less than $0.1 million for both the three months ended March 31, 2025 and 2024, respectively. Consistent with the prior year, for 2025 the Company assessed the requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which remains effective as of March 31, 2025. The Company is forecasting a taxable loss position in 2025 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three months ended March 31, 2025 and 2024 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

12.
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

The following table presents the Company’s segment expense for the three months ended March 31, 2025 and 2024:

	Oncology Segment
	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$5,392	$6,471
Less R&D expenses:
TNG462 direct program expenses	5,461	5,086
TNG456 direct program expenses	1,324	-
TNG260 direct program expenses	1,730	2,236
TNG961 direct program expenses	2,221	-
TNG908 direct program expenses*	1,712	4,258
TNG348 direct program expenses**	-	3,300
Discovery direct program expenses	4,679	5,511
Personnel-related expenses	13,850	12,798
Facilities and other related expenses	5,465	4,876
Less G&A and other expenses:
Other segment expenses (a)	8,826	6,320
Segment net loss	$(39,876)	$(37,914)

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

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2025, the Company’s cash, cash equivalents and marketable securities were $216.7 million. All long-lived assets of the Company reside in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Tango Therapeutics was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We develop new drugs directed at tumor suppressor gene loss in defined patient populations with high unmet medical need. Tumor suppressor gene loss remains a largely unaddressed target space specifically because these genetic events cannot be directly targeted. Our novel small molecules are designed to be selectively active in cancer cells with specific genetic alterations, killing those cancer cells while sparing normal cells. We also are extending this target space beyond the classic, cell-autonomous effects of tumor suppressor gene loss to include the discovery of novel targets that reverse tumor suppressor gene mediated immune evasion which prevents the immune system from recognizing and killing cancer cells. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

We are currently developing two MTA-cooperative PRMT5 inhibitors: TNG462 for non-CNS cancers, including pancreatic and lung cancer, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including GBM.

In November 2024, we reported positive early data from the ongoing Phase 1/2 clinical trial of TNG462, demonstrating durable clinical activity across multiple cancer types with a good safety and tolerability profile. We are currently enrolling patients in the ongoing TNG462 Phase 1/2 monotherapy clinical trial and plan to provide a clinical data update on TNG462 in the second half of 2025.

Based on promising preclinical data, we plan to initiate a combination trial with TNG462, including RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines). This trial is expected to begin enrolling in the second quarter of 2025.

Based on preclinical data showing favorable potency and MTAP selectivity and sufficient brain penetrance, TNG456 will move into clinical development and focus on GBM. The FDA cleared the TNG456 IND in January 2025 and we plan to begin enrolling patients in a Phase 1/2 clinical trial in the second quarter of 2025.

TNG260 is a first-in-class CoREST inhibitor, which in preclinical studies reversed the immune evasion effect of STK11 loss-of-function mutations. TNG260 has a favorable safety, tolerability and pharmacokinetic profile in dose escalation, and clinical proof-of-mechanism has now been established based on pharmacodynamic data from on-treatment patient biopsies. We are enrolling patients in the dose expansion portion of the Phase 1/2 trial and we plan to provide clinical data for TNG260 in the second half of 2025.

TNG961 is a development candidate targeting HBS1L in FOCAD-deleted solid tumors. FOCAD deletion occurs in 20-40% of all MTAP-deleted cancers. FOCAD deletion is common in NSCLC, occurring in ~7% of these patients. 20-40% of cancers with MTAP deletion have a coincident FOCAD deletion on chromosome 9, and cancers with FOCAD deletion are dependent on HBS1L for mRNA processing, thus protein synthesis. By degrading HBS1L and disrupting the HBS1L/PELO complex, TNG961 causes tumor regression in FOCAD-deleted preclinical models of multiple histologies.

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

We expect that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2025 of $216.7 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2025 and 2024, our net losses were $39.9 million and $37.9 million, respectively. We had an accumulated deficit of $541.4 million as of March 31, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

At-the-Market Stock Offering

In September 2022, we entered into a sales agreement (the Sales Agreement) with Jefferies LLC (Jefferies), which permits us to sell from time to time, at our option, up to an aggregate of $100.0 million of shares of our common stock through Jefferies, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Sales Agreement by us or Jefferies. To date, the Company has sold 4,001,200 shares of common stock under this program for gross proceeds of $43.0 million.

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

As of March 31, 2025, $142.0 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead Agreements.

During the three months ended March 31, 2025 and 2024, we recognized $5.4 million and $6.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

Refer to Note 2 and Note 3 to our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2024 included in our Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

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

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
TNG462 direct program expenses	$5,461	$5,086
TNG456 direct program expenses	1,324	—
TNG260 direct program expenses	1,730	2,236
TNG961 direct program expenses	2,221	—
TNG908 direct program expenses*	1,712	4,258
TNG348 direct program expenses**	—	3,300
Discovery direct program expenses	4,679	5,511
Unallocated research and development expenses:
Personnel-related expenses	13,850	12,798
Facilities and other related expenses	5,465	4,876
Total research and development expenses	$36,442	$38,065

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

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to continue to increase significantly with the commencement and continuation of our current and planned clinical trials, including our planned combination clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three months ended March 31, 2025 and 2024.

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$5,392	$6,471	$(1,079)
Operating expenses:
Research and development	36,442	38,065	(1,623)
General and administrative	11,480	10,661	819
Total operating expenses	47,922	48,726	(804)
Loss from operations	(42,530)	(42,255)	(275)
Other income:
Interest income	1,614	2,197	(583)
Other income, net	1,074	2,184	(1,110)
Total other income, net	2,688	4,381	(1,693)
Loss before income taxes	(39,842)	(37,874)	(1,968)
Provision for income taxes	(34)	(40)	6
Net loss	$(39,876)	$(37,914)	$(1,962)

Collaboration Revenue

Collaboration revenue of $5.4 million and $6.5 million for the three months ended March 31, 2025 and 2024, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were lower during the three months ended March 31, 2025, which resulted in lower collaboration revenue amounts recognized.

Research and Development Expenses

Research and development expense was $36.4 million for the three months ended March 31, 2025 compared to $38.1 million for the three months ended March 31, 2024. The decrease of $1.6 million was primarily driven by a $5.8 million decrease due to the discontinuation of the TNG908 and TNG348 clinical programs. This decrease was partially offset by a $3.5 million increase related to TNG961 and TNG456 and a $1.1 million increase in personnel-related costs, including share-based compensation expense and additional headcount to support our research and development activities.

General and Administrative Expenses

General and administrative expense was $11.5 million for the three months ended March 31, 2025 compared to $10.7 million for the three months ended March 31, 2024. The increase of $0.8 million was primarily due to $0.7 million in personnel-related costs, including share-based compensation expense and additional headcount.

Interest Income

Interest income was $1.6 million for the three months ended March 31, 2025 compared to $2.2 million for the three months ended March 31, 2024, with the decrease attributed to a decrease in our marketable securities balance in 2025 as compared to 2024.

Other Income, Net

Other income, net was $1.1 million for the three months ended March 31, 2025 compared to other income, net of $2.2 million for the three months ended March 31, 2024, with the decrease attributed to lower accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for the three months ended March 31, 2025 and less than $0.1 million for the three months ended March 31, 2024. The income tax provision amount for both periods is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through (i) the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023, and (ii) the $43.0 million from our "at-the-market" stock offering program in January 2024, and another $237.1 million through our collaboration with Gilead. As of March 31, 2025, we had cash and cash equivalents and marketable securities of $216.7 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2025 of $216.7 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. Extension of cash runway was primarily due to reduction of preclinical pipeline, target discovery efforts and the associated research headcount. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our cash flows for each of the three month periods presented:

	Three Months Ended March 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(41,697)	$(37,857)	$(3,840)
Net cash provided by (used in) investing activities	30,597	(11,203)	41,800
Net cash provided by financing activities	2	42,982	(42,980)
Net change in cash, cash equivalents and restricted cash	$(11,098)	$(6,078)	$(5,020)

Operating Activities

Net cash used in operating activities was $41.7 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $37.9 million for the three months ended March 31, 2024. The increase in net cash used in operating activities for the three months ended March 31, 2025 was primarily due to an increase in net loss and an increase to accrued expenses related to the advancement of our programs and personnel-related costs.

Investing Activities

Net cash provided by investing activities was $30.6 million for the three months ended March 31, 2025 compared to net cash used in investing activities of $11.2 million for the three months ended March 31, 2024. The change was primarily due to a decrease in purchases of marketable securities as compared to the three months ended March 31, 2024, which was partially offset by a decrease in sales and maturities of marketable securities as compared to the three months ended March 31, 2024.

Financing Activities

Net cash provided by financing activities was less than $0.1 million for the three months ended March 31, 2025 compared to net cash provided by financing activities of $43.0 million for the three months ended March 31, 2024. The cash provided by financing activities for the three months ended March 31, 2025 consisted of less than $0.1 million in net proceeds received from the exercises of stock options. The cash provided by financing activities for the three months ended March 31, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$50,440	$6,127	$12,724	$12,532	$19,057
Total	$50,440	$6,127	$12,724	$12,532	$19,057

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at March 31, 2025. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination with limited notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of March 31, 2025.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of March 31, 2025 and December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed within Note 2 of our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also in Note 2 to our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risks from those described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Inadequate funding for the FDA, the SEC and other U.S. government agencies or the EMA or comparable foreign regulatory authorities, including from government shut downs, or other disruptions to these agencies’ staffing and operations, including significant leadership, personnel, and policy changes, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing also could result in delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the Trump administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how the Trump administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the United States and other countries recently experienced increased inflation and interest rates increased in response to this inflation. These conditions in the U.S. and global economy have caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn, a marked increase in interest rates and inflation could result in a variety of risks to our business, including, weakened demand for our product candidates (if and when approved by regulatory authorities) and our inability to raise additional capital when needed on acceptable terms, if at all. Changes in U.S. government and other nations’ administrations and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business is sensitive to geopolitical issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, and other trade restrictions, which can affect our operations, cause disruptions to our supply chain, and, ultimately, could adversely affect our business. For example, the Trump administration has initiated or is considering imposing tariffs on certain foreign goods (and we do import certain goods from foreign countries and certain services are performed for our benefit in foreign countries). In response to this action, certain foreign governments, including China’s, have instituted or are considering imposing tariffs on certain U.S. goods, which could impact inflation rate, increase the costs of goods, and adversely affect our business. It remains unclear what the Trump administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

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

Tango Therapeutics, Inc.

Dated: May 12, 2025	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)