Form 10-Q
period 2025-06-30
Tango Therapeutics, Inc.
filed 2025-08-05
CIK 1819133

i113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 29, 2025, the registrant had 111,260,247 shares of common stock, $0.001 par value per share, outstanding.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials and combination clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment and dosing in clinical trials (including combination clinical trials), future plans for dose expansions and dose escalations, and initiation and completion of studies or clinical trials (including combination trials), plans for filing a registrational trial for TNG462 in 2026 and the continued enrollment in our TNG462 monotherapy and combination clinical trials (and related preparatory work for each), plans for the TNG456 clinical trial, and the period during which the results of our clinical trials (including initial and final trial results) will become available (such as the clinical data update from the ongoing TNG462 monotherapy clinical trial and the data from the ongoing TNG260 clinical trial, both expected in the second half of 2025);

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

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval our product candidates, including for TNG462 as a monotherapy or in combination in MTAP-deleted pancreatic and lung cancer;

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

•

our ability to deliver the deep, durable target inhibition - with favorable tolerability and safety profiles - necessary to maximize clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells, as well as the success of competing therapies that are or may become available;

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

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including our belief that TNG456 has sufficient brain penetrance to potentially have meaningful efficacy in glioblastoma; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. In both cases, see section titled “Risk Factors.”

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

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, we use the following defined terms:

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
“FDA” means U.S. Food and Drug Administration;
vi.
“FOCAD” means focadhesin;
vii.
“Gilead” means Gilead Sciences, Inc.;
viii.
“GBM” means glioblastoma;
ix.
“IND” means Investigational New Drug Application;

v

x.
“MTA” means methylthioadenosine;
xi.
“MTAP” means methylthioadenosine phosphorylase;
xii.
“NSCLC” means non-small cell lung cancer;
xiii.
“PRMT5” means protein arginine methyltransferase 5;
xiv.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025;
xv.
“STK11” means serine-threonine kinase 11; and
xvi.
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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$39,272	$69,530
Marketable securities	141,513	188,387
Restricted cash	428	—
Prepaid expenses and other current assets	8,887	8,426
Total current assets	190,100	266,343
Property and equipment, net	7,786	8,102
Operating lease right-of-use assets	37,555	39,476
Restricted cash, net of current portion	2,139	2,567
Other assets	310	4
Total assets	$237,890	$316,492
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,607	$1,601
Accrued expenses and other current liabilities	11,510	16,497
Operating lease liabilities	2,534	2,454
Deferred revenue	23,374	17,618
Total current liabilities	40,025	38,170
Operating lease liabilities, net of current portion	32,474	34,039
Deferred revenue, net of current portion	30,437	44,766
Total liabilities	102,936	116,975
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at June 30, 2025 and December 31, 2024, respectively; 110,871,249 and 107,729,343 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	111	108
Additional paid-in capital	715,036	700,631
Accumulated other comprehensive income	94	336
Accumulated deficit	(580,287)	(501,558)
Total stockholders’ equity	134,954	199,517
Total liabilities and stockholders’ equity	$237,890	$316,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue	$3,181	$7,775	$8,573	$14,246
License revenue	—	12,100	—	12,100
Total revenue	3,181	19,875	8,573	26,346
Operating expenses:
Research and development	32,807	38,654	69,249	76,719
General and administrative	11,341	10,773	22,821	21,434
Total operating expenses	44,148	49,427	92,070	98,153
Loss from operations	(40,967)	(29,552)	(83,497)	(71,807)
Other income:
Interest income	1,239	2,071	2,853	4,268
Other income, net	910	1,995	1,984	4,179
Total other income, net	2,149	4,066	4,837	8,447
Loss before income taxes	(38,818)	(25,486)	(78,660)	(63,360)
Provision for income taxes	(35)	(65)	(69)	(105)
Net loss	$(38,853)	$(25,551)	$(78,729)	$(63,465)

Net loss per common share – basic and diluted	$(0.35)	$(0.24)	$(0.71)	$(0.58)
Weighted average number of common shares outstanding – basic and diluted	110,540,836	108,314,279	110,494,397	108,692,822

Net loss	$(38,853)	$(25,551)	$(78,729)	$(63,465)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(100)	(77)	(242)	(520)
Comprehensive loss	$(38,953)	$(25,628)	$(78,971)	$(63,985)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	378,547	—	2	—	—	2
Stock-based compensation expense	—	—	7,255	—	—	7,255
Other comprehensive loss	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(39,876)	(39,876)
Balance at March 31, 2025	108,107,890	$108	$707,888	$194	$(541,434)	$166,756
Issuance of common stock under stock plans	422,873	1	580	—	—	581
Exercise of pre-funded stock warrants	2,340,486	2	(2)
Stock-based compensation expense	—	—	6,570	—	—	6,570
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(38,853)	(38,853)
Balance at June 30, 2025	110,871,249	$111	$715,036	$94	$(580,287)	$134,954

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	526,826	1	1,258	—	—	1,259
At-the-market offerings, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Stock-based compensation expense	—	—	6,719	—	—	6,719
Other comprehensive loss	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(37,914)	(37,914)
Balance at March 31, 2024	106,730,785	$107	$673,772	$(257)	$(409,170)	$264,452
Issuance of common stock under stock plans	313,455	—	1,311	—	—	1,311
Stock-based compensation expense	—	—	7,538	—	—	7,538
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(25,551)	(25,551)
Balance at June 30, 2024	107,044,240	$107	$682,621	$(334)	$(434,721)	$247,673

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(78,729)	$(63,465)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,247	1,257
Noncash operating lease expense	2,030	1,850
Stock-based compensation	13,825	14,257
Accretion on marketable securities	(1,360)	(2,575)
Other, net	(57)	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(461)	2,498
Other long-term assets	(306)	36
Accounts payable	750	(1,724)
Accrued expenses and other liabilities	(4,988)	1,411
Operating lease liabilities	(1,594)	(796)
Deferred revenue	(8,573)	(14,246)
Net cash used in operating activities	(78,216)	(61,464)
Cash flows from investing activities
Purchase of property and equipment	(675)	(515)
Sales and maturities of marketable securities	119,150	170,885
Purchases of marketable securities	(71,100)	(168,874)
Net cash provided by investing activities	47,375	1,496
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	—	41,723
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	583	2,570
Net cash provided by financing activities	583	44,293
Net change in cash, cash equivalents and restricted cash	(30,258)	(15,675)
Cash, cash equivalents and restricted cash, beginning of period	72,097	69,808
Cash, cash equivalents and restricted cash, end of period	$41,839	$54,133
Supplemental cash flow information:
Cash paid for leases	$3,928	$2,314
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$256	$—
Operating lease liabilities from obtaining right-of-use assets	$1,308	$210
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$1,199	$497

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results for the year ending December 31, 2025, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 and 2024 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2025 of $180.8 million will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements with an expected cash runway into the first quarter of 2027.

Since inception, the Company has incurred significant operating losses and expects to continue to generate operating losses and negative cash flows from operations for the foreseeable future. The Company will need to finance its operations through public or private securities offerings, debt financings or other sources, which may include licensing, collaborations or other strategic transactions or arrangements. If the Company is unable to obtain funding, the Company may be required to delay, limit, reduce or terminate product development or future commercialization efforts or grant rights to third parties to develop and market products or product candidates that the Company would otherwise prefer to develop and market itself.

2.
Summary of Significant Accounting Policies

There have been no changes from the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Use of Estimates

The preparation of consolidated financial statements requires that the Company make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosures. Significant estimates and assumptions made in the consolidated financial statements include, but are not limited to, the revenue recognized from collaboration agreements and the accrual for research and development expenses. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as of the June 30, 2025 balance sheet date, and based on current ownership of common stock, Gilead is not considered to be a related party to the Company.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at June 30, 2025. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the three months ended June 30, 2025 and 2024, the Company recognized $3.2 million and $7.8 million, respectively, and during the six months ended June 30, 2025 and 2024, the Company recognized $8.6 million and $14.2 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. As of June 30, 2025 and December 31, 2024, the Company had short-term deferred revenue of $23.4 million and $17.6 million, respectively, and long-term deferred revenue of $30.4 million and $44.8 million, respectively, related to the Gilead collaboration. The remaining long-term deferred revenue is expected to be recognized proportionally to the completed obligations over an expected remaining contractual term of approximately 2.1 years.

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

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of June 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$3,953	$—	$—	$3,953
U.S. Treasury bills	—	2,485	—	2,485
Marketable debt securities:
U.S. Treasury bills	—	135,506	—	135,506
U.S. government agency bonds	—	6,007	—	6,007
Total assets	$3,953	$143,998	$—	$147,951

	Fair Market Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,915	$—	$—	$14,915
U.S. Treasury bills	—	10,112	—	10,112
Marketable debt securities
U.S. Treasury bills	—	176,374	—	176,374
U.S. government agency bonds	—	12,013	—	12,013
Total assets	$14,915	$198,499	$—	$213,414

There were no transfers between fair value levels during the six months ended June 30, 2025.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$135,410	$115	$(19)	$135,506
U.S. government agency bonds	6,009	—	(2)	6,007
	$141,419	$115	$(21)	$141,513

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$176,049	$364	$(39)	$176,374
U.S. government agency bonds	12,002	11	—	12,013
	$188,051	$375	$(39)	$188,387

The Company did not hold any marketable debt securities with a contractual maturity date of greater than one year as of June 30, 2025.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	June 30, 2025
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$63,902	$(19)	$-	$-	$63,902	$(19)
U.S. government agency bonds	6,007	(2)	-	-	6,007	(2)
	$69,909	$(21)	$-	$-	$69,909	$(21)

	December 31, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$46,016	$(39)	$-	$-	$46,016	$(39)
	$46,016	$(39)	$-	$-	$46,016	$(39)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at June 30, 2025, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.7 million and $1.4 million in accrued interest at June 30, 2025 and December 31, 2024, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$8,936	$8,936
Computer equipment	2,686	2,437
Computer software	125	125
Furniture and fixtures	1,945	1,945
Leasehold improvements	2,925	2,870
Construction in progress	779	152
	17,396	16,465
Less: Accumulated depreciation	(9,610)	(8,363)
Property and equipment, net	$7,786	$8,102

Depreciation expense was $1.2 million and $1.3 million for the six months ended June 30, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	June 30,	December 31,
	2025	2024
	(in thousands)
Payroll and employee-related costs	$5,595	$8,951
Research and development costs	3,918	5,811
Other	1,997	1,735
Total accrued expenses and other current liabilities	$11,510	$16,497

Restricted Cash

As of June 30, 2025 and 2024, the Company maintained a restricted cash balance of $2.6 million and $2.6 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	June 30, 2025	June 30, 2024
	(in thousands)
Cash and cash equivalents	$39,272	$51,566
Restricted cash	2,567	2,567
Cash, cash equivalents and restricted cash	$41,839	$54,133

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

Clinical Trial Collaboration and Supply Agreement

In November 2024, the Company and Revolution Medicines, Inc. (RevMed) entered into a Clinical Trial Collaboration and Supply Agreement. The agreement provides that RevMed will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to the Company for use in trials that will include TNG462 and each of these RAS(ON) inhibitors. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors at the time of execution, this transaction is a related party transaction.

Other Funding Commitments

As of June 30, 2025, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2025, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

8.
Stockholders' Equity

Common Stock

On June 5, 2025, the Company’s stockholders approved an increase in the number of authorized shares of the Company's common stock from 200,000,000 to 400,000,000 and the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase, which became effective immediately upon filing.

Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of June 30, 2025 and December 31, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

In August 2021, the Company's board of directors and stockholders approved the 2021 Plan, under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of June 30, 2025, the Company had 7,480,243 shares available for future issuance under the 2021 Plan.

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. As of June 30, 2025, the Company had 2,041,015 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$3,549	$4,162	$7,535	$7,968
General and administrative	3,021	3,376	6,290	6,289
Total	$6,570	$7,538	$13,825	$14,257

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2025:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2024	19,615,023	$7.41	7.43	$2,157,177
Granted	4,846,458	$2.87
Exercised	(83,137)	$2.94
Cancelled	(648,749)	$6.61
Options outstanding as of June 30, 2025	23,729,595	$6.52	7.01	$20,800,022
Options exercisable as of June 30, 2025	14,337,262	$6.84	5.86	$10,326,063

As of June 30, 2025, total unrecognized compensation expense related to stock options was $36.3 million, which the Company expects to recognize over a remaining weighted-average period of 2.6 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the six months ended June 30, 2025:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,209,333	$8.92
Granted	792,430	2.87
Vested	(433,483)	8.62
Forfeited	(154,667)	6.19
Unvested and outstanding as of June 30, 2025	1,413,613	$5.92

As of June 30, 2025, total unrecognized compensation expense related to RSUs was $6.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.0 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. During the six months ended June 30, 2025, the Company issued 286,300 shares of common stock under the 2021 ESPP.

10.
Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2025	2024	2025	2024
Numerator:
Net loss	$(38,853)	$(25,551)	$(78,729)	$(63,465)
Denominator:
Weighted-average common stock outstanding – basic and diluted	110,540,836	108,314,279	110,494,397	108,692,822
Net loss per common share – basic and diluted	$(0.35)	$(0.24)	$(0.71)	$(0.58)

In August 2023, the Company completed a private placement, in which 13,196,671 shares of common stock were sold together with pre-funded warrants to purchase 2,340,579 shares of common stock with an exercise price of $0.0001 per share. The pre-funded warrants were classified as a component of permanent equity in the Company's condensed consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. In June 2025, all of the pre-funded warrants were exercised. Prior to the exercise of these pre-funded warrants, all of the shares underlying the pre-funded warrants had been included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share because the shares may be issued for little or no consideration, were fully vested and were exercisable after the original issuance date of the pre-funded warrants.

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

	Six Months Ended June 30,
	2025	2024
Stock options to purchase common stock	23,729,595	20,489,096
Unvested restricted common stock	1,413,613	1,264,707
Total	25,143,208	21,753,803

11.
Income Taxes

The Company’s effective income tax rate was -0.1% and -0.1% for the three months ended June 30, 2025 and 2024, respectively, and -0.1% and -0.1% for the six months ended June 30, 2025 and 2024, respectively. The income tax provision was less than $0.1 million for both the three months ended June 30, 2025 and 2024, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively. Consistent with the prior year, for 2025 the Company assessed the requirement to capitalize and amortize research and experimentation expenditures for US tax purposes, which remains effective as of June 30, 2025. The Company is forecasting a taxable loss position in 2025 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and six months ended June 30, 2025 and 2024 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

On July 4, 2025, new U.S. tax legislation referred to as the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB contains several changes to corporate taxation, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The legislation has multiple effective dates. We are currently assessing its impact on our consolidated financial statements.

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

The following table presents the Company’s segment expense for the three and six months ended June 30, 2025 and 2024:

	Oncology Segment		Oncology Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$3,181	$19,875	$8,573	$26,346
Less R&D expenses:
TNG462 direct program expenses	5,577	3,957	11,038	9,043
TNG456 direct program expenses	1,646	-	2,970	-
TNG260 direct program expenses	1,809	3,763	3,539	5,999
TNG961 direct program expenses	1,572	-	3,793	-
TNG908 direct program expenses*	1,235	3,260	2,947	7,518
TNG348 direct program expenses**	-	1,641	-	4,941
Discovery direct program expenses	2,709	7,514	7,388	13,025
Personnel-related expenses	12,834	13,108	26,684	25,906
Facilities and other related expenses	5,425	5,411	10,890	10,287
Less G&A and other expenses:
Other segment expenses (a)	9,227	6,772	18,053	13,092
Segment net loss	$(38,853)	$(25,551)	$(78,729)	$(63,465)

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

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of June 30, 2025, the Company’s cash, cash equivalents and marketable securities were $180.8 million. All long-lived assets of the Company reside in the U.S.

13.
Subsequent event

The Company and Gilead mutually agreed to truncate the research term of the collaboration and license agreement between the Company and Gilead from seven to five years, concluding the research portion of the collaboration on August 4, 2025. There is no financial penalty to the Company as a result, no licensed programs are being returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future research obligations and the remaining unrecognized deferred revenue balance as of June 30, 2025 of $53.8 million will be recognized as revenue in the third quarter of 2025.

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

In November 2024, we reported positive early data from the ongoing Phase 1/2 clinical trial of TNG462, demonstrating durable clinical activity across multiple cancer types with a good safety and tolerability profile. The TNG462 Phase 1/2 monotherapy clinical trial is ongoing. We plan to provide a clinical data update on this Phase 1/2 clinical trial of TNG462 in the second half of 2025.

In June 2025, the first patient was treated in the combination clinical trial that is evaluating TNG462 with each of RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines). The combination of TNG462 with each of these molecules generated deep, durable tumor responses in preclinical models.

In May 2025, the first patient was treated with TNG456 in the dose escalation portion of the Phase 1/2 clinical trial to evaluate the safety, pharmacokinetics, pharmacodynamics and antitumor activity of TNG456 as a monotherapy. The trial is currently enrolling patients with MTAP-deleted solid tumors, with a focus on GBM. Preclinical data for TNG456 showed favorable potency and MTAP selectivity and sufficient brain penetrance to potentially have meaningful efficacy in GBM.

TNG260 is a first-in-class CoREST inhibitor, which in preclinical studies reversed the immune evasion effect of STK11 loss-of-function mutations. TNG260 had a favorable safety, tolerability and pharmacokinetic profile in dose escalation, and clinical proof-of-mechanism has now been established based on pharmacodynamic data from on-treatment patient biopsies. We are enrolling patients in the dose expansion portion of the Phase 1/2 clinical trial in STK11-mut/RAS WT lung cancer (~10% of lung adenocarcinoma). We plan to provide clinical data for TNG260 in the second half of 2025.

TNG961 is a development candidate targeting HBS1L in FOCAD-deleted solid tumors. FOCAD deletion occurs in 20-40% of all MTAP-deleted cancers. FOCAD deletion is common in NSCLC, occurring in ~5% of these patients. 20-40% of cancers with MTAP deletion have a coincident FOCAD deletion on chromosome 9, and cancers with FOCAD deletion are dependent on HBS1L for mRNA processing, thus protein synthesis. By degrading HBS1L and disrupting the HBS1L/PELO complex, TNG961 causes tumor regression in FOCAD-deleted preclinical models of multiple histologies.

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

We expect that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2025 of $180.8 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. Since inception, we have incurred significant operating losses. For the six months ended June 30, 2025 and 2024, our net losses were $78.7 million and $63.5 million, respectively. We had an accumulated deficit of $580.3 million as of June 30, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

As of June 30, 2025, $145.2 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead Agreements.

During the three months ended June 30, 2025 and 2024, we recognized $3.2 million and $7.8 million, respectively, and during the six months ended June 30, 2025 and 2024, we recognized $8.6 million and $14.2 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
TNG462 direct program expenses	$5,577	$3,957	$11,038	$9,043
TNG456 direct program expenses	1,646	—	2,970	—
TNG260 direct program expenses	1,809	3,763	3,539	5,999
TNG961 direct program expenses	1,572	—	3,793	—
TNG908 direct program expenses*	1,235	3,260	2,947	7,518
TNG348 direct program expenses**	—	1,641	—	4,941
Discovery direct program expenses	2,709	7,514	7,388	13,025
Unallocated research and development expenses:
Personnel-related expenses	12,834	13,108	26,684	25,906
Facilities and other related expenses	5,425	5,411	10,890	10,287
Total research and development expenses	$32,807	$38,654	$69,249	$76,719

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three and six months ended June 30, 2025 and 2024.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$3,181	$7,775	$(4,594)
License revenue	—	12,100	(12,100)
Total revenue	3,181	19,875	(16,694)
Operating expenses:
Research and development	32,807	38,654	(5,847)
General and administrative	11,341	10,773	568
Total operating expenses	44,148	49,427	(5,279)
Loss from operations	(40,967)	(29,552)	(11,415)
Other income:
Interest income	1,239	2,071	(832)
Other income, net	910	1,995	(1,085)
Total other income, net	2,149	4,066	(1,917)
Loss before income taxes	(38,818)	(25,486)	(13,332)
Provision for income taxes	(35)	(65)	30
Net loss	$(38,853)	$(25,551)	$(13,302)

Collaboration Revenue

Collaboration revenue of $3.2 million and $7.8 million for the three months ended June 30, 2025 and 2024, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were lower during the three months ended June 30, 2025, which resulted in lower collaboration revenue amounts recognized.

License Revenue

License revenue was $0 and $12.1 million for the three months ended June 30, 2025 and 2024, respectively. The revenue recognized during the second quarter of 2024 was due to licensing a program to Gilead for $12.0 million during the period.

Research and Development Expenses

Research and development expense was $32.8 million for the three months ended June 30, 2025 compared to $38.7 million for the three months ended June 30, 2024. The decrease of $5.9 million was primarily driven by a $3.7 million decrease due to the discontinuation of the TNG908 and TNG348 clinical programs, a $2.0 million decrease in TNG260 clinical trial costs and lower discovery program expenses. This decrease was partially offset by increased spend related to the advancement of TNG462.

General and Administrative Expenses

General and administrative expense was $11.3 million for the three months ended June 30, 2025 compared to $10.8 million for the three months ended June 30, 2024. The increase of $0.6 million was primarily due to increases in facilities and IT-related costs.

Interest Income

Interest income was $1.2 million for the three months ended June 30, 2025 compared to $2.1 million for the three months ended June 30, 2024, with the decrease attributed to a decrease in our marketable securities balance in 2025 as compared to 2024.

Other Income, Net

Other income, net was $0.9 million for the three months ended June 30, 2025 compared to other income, net of $2.0 million for the three months ended June 30, 2024, with the decrease attributed to lower accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for both the three months ended June 30, 2025 and 2024. The tax provision is insignificant in each of the periods ended June 30, 2025 and 2024.

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$8,573	$14,246	$(5,673)
License revenue	—	12,100	(12,100)
Total revenue	8,573	26,346	(17,773)
Operating expenses:
Research and development	69,249	76,719	(7,470)
General and administrative	22,821	21,434	1,387
Total operating expenses	92,070	98,153	(6,083)
Loss from operations	(83,497)	(71,807)	(11,690)
Other income:
Interest income	2,853	4,268	(1,415)
Other income, net	1,984	4,179	(2,195)
Total other income, net	4,837	8,447	(3,610)
Loss before income taxes	(78,660)	(63,360)	(15,300)
Provision for income taxes	(69)	(105)	36
Net loss	$(78,729)	$(63,465)	$(15,264)

Collaboration Revenue

Collaboration revenue of $8.6 million and $14.2 million for the six months ended June 30, 2025 and 2024, respectively, was derived from the Gilead collaboration. Research costs incurred under the collaboration were lower during the six months ended June 30, 2025, which resulted in lower collaboration revenue amounts recognized.

License Revenue

License revenue was $0 and $12.1 million for the six months ended June 30, 2025 and 2024, respectively. The revenue recognized during the second quarter of 2024 was primarily due to licensing a program to Gilead for $12.0 million during the period.

Research and Development Expenses

Research and development expense was $69.2 million for the six months ended June 30, 2025 compared to $76.7 million for the six months ended June 30, 2024. The decrease of $7.5 million was primarily driven by a $9.5 million decrease due to the discontinuation of the TNG908 and TNG348 clinical programs, a $2.5 million decrease in TNG260 clinical trial costs and lower discovery program expenses. This decrease was partially offset by increased spend related to the advancement of TNG462, TNG456 and TNG961.

General and Administrative Expenses

General and administrative expense was $22.8 million for the six months ended June 30, 2025 compared to $21.4 million for the six months ended June 30, 2024. The increase of $1.4 million was primarily due to $0.8 million in personnel-related costs, including share-based compensation expense and additional headcount, as well as an increase in facilities and IT-related costs.

Interest Income

Interest income was $2.9 million for the six months ended June 30, 2025 compared to $4.3 million for the six months ended June 30, 2024, with the decrease attributed to a decrease in our marketable securities balance in 2025 as compared to 2024.

Other Income, Net

Other income, net was $2.0 million for the six months ended June 30, 2025 compared to other income, net of $4.2 million for the six months ended June 30, 2024, with the decrease attributed to lower accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for both the six months ended June 30, 2025 and 2024. The tax provision is insignificant in each of the periods ended June 30, 2025 and 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $123.0 million of gross proceeds through (i) the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023, and (ii) the $43.0 million from our "at-the-market" stock offering program in January 2024, and another $237.1 million through our collaboration with Gilead. As of June 30, 2025, we had cash and cash equivalents and marketable securities of $180.8 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2025 of $180.8 million will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2027. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our cash flows for each of the three month periods presented:

	Six Months Ended June 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(78,216)	$(61,464)	$(16,752)
Net cash provided by investing activities	47,375	1,496	45,879
Net cash provided by financing activities	583	44,293	(43,710)
Net change in cash, cash equivalents and restricted cash	$(30,258)	$(15,675)	$(14,583)

Operating Activities

Net cash used in operating activities was $78.2 million for the six months ended June 30, 2025 compared to net cash used in operating activities of $61.5 million for the six months ended June 30, 2024. The increase in net cash used in operating activities for the six months ended June 30, 2025 was primarily due to an increase in net loss.

Investing Activities

Net cash provided by investing activities was $47.4 million for the six months ended June 30, 2025 compared to net cash provided by investing activities of $1.5 million for the six months ended June 30, 2024. The change was primarily due to a decrease in purchases of marketable securities as compared to the six months ended June 30, 2024, which was partially offset by a decrease in sales and maturities of marketable securities as compared to the six months ended June 30, 2024.

Financing Activities

Net cash provided by financing activities was $0.6 million for the six months ended June 30, 2025 compared to net cash provided by financing activities of $44.3 million for the six months ended June 30, 2024. The cash provided by financing activities for the six months ended June 30, 2025 consisted of $0.6 million in net proceeds received from the exercises of stock options and ESPP purchases. The cash provided by financing activities for the six months ended June 30, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$47,651	$5,696	$11,901	$12,626	$17,428
Total	$47,651	$5,696	$11,901	$12,626	$17,428

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at June 30, 2025. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination with limited notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of June 30, 2025.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of June 30, 2025 and December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our license agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025 and in Part II, Item 1A, “Risk Factors” of the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025.

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

Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved, which would harm our business. Changes and cuts in FDA staffing have been reported by some within the pharmaceutical industry as creating instances of delays in the FDA’s responsiveness or in its ability to review IND submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all.

Currently, federal agencies in the U.S. are operating under a continuing resolution that is set to expire on September 30, 2025. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the current administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

With the change in the U.S. presidential administration in 2025, there is substantial uncertainty as to whether and how this administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates and any products for which we obtain approval. This uncertainty could present new challenges and/or opportunities as we navigate development and approval of our product candidates. Additionally, the new administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic candidates.

Further, in our operations as a public company, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the United States and other countries recently experienced increased inflation and interest rates increased in response to this inflation. These conditions in the U.S. and global economy have caused significant volatility and uncertainty in U.S. and international markets. A severe or prolonged economic downturn, a marked increase in interest rates and inflation could result in a variety of risks to our business, including, weakened demand for our product candidates (if and when approved by regulatory authorities) and our inability to raise additional capital when needed on acceptable terms, if at all. Changes in U.S. government and other nations’ administrations and their associated shifts in policy and priorities could also impact our operations and market conditions. Our business is sensitive to geopolitical issues, including foreign policy actions taken by governments such as tariffs, sanctions, embargoes, export and import controls, and other trade restrictions, which can affect our operations, cause disruptions to our supply chain, and, ultimately, could adversely affect our business. For example, this presidential administration has initiated or is considering imposing tariffs on certain foreign goods (and we do import certain goods from foreign countries and certain services are performed for our benefit in foreign countries). In response to this action, certain foreign governments, including China’s, have instituted or are considering imposing tariffs on certain U.S. goods, which could impact inflation rate, increase the costs of goods, and adversely affect our business. It remains unclear what the administration or foreign governments will or will not do with respect to tariffs or other international trade agreements and policies.

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

Changes in regulations, statutes or the interpretation of existing regulations and statutes could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) changes to the method in which drug prices are determined for Medicare and Medicaid participants or other potential patients in the U.S. (or by which drug prices are determined in other countries and regions); (iii) additions or modifications to product labeling (if, and when, a product is approved for sale); (iv) the recall or discontinuation of our products (if any products are approved by applicable regulatory authorities); or (v) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. For additional information, see the section entitled “Business - Current and future healthcare reform legislation” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The continuing efforts of the government, insurance companies, pharmacy benefit managers, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•
the demand for any of our product candidates, if approved;
•
the ability to set a price that we believe is fair for any of our product candidates, if approved;
•
our ability to generate revenues and achieve or maintain profitability;
•
the level of taxes that we are required to pay; and
•
the availability of capital.

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

Further, under the IRA, orphan drugs were previously exempted from the Medicare drug price negotiation program; however, this exemption was restricted to drugs with only one orphan designation and for which the only approved indication is for that disease or condition. If a product received multiple orphan designations or had multiple approved indications, it would not qualify for the orphan drug exemption. Under the One Big Beautiful Bill Act of 2025, or OBBB, this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan designations or indications, are exempt from the Medicare drug price negotiation program. On April 15, 2025, the administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the federal administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security . . . including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule previously enacted was subject to an injunction resulting from judicial challenges to the rule, and ultimately formally rescinded by the former Biden Administration in August 2021.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could cause us to be subject to additional income-based taxes and non- income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our cash and financial position and results of operations. For example, the OBBB was signed into law on July 4, 2025 and made significant changes to U.S. federal tax law. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our potential future customers’ and our compliance, operating and other costs, as well as the costs of our products, if approved. For example, under Section 174 of the Internal Revenue Code of 1986, as amended (the “IRC”), in taxable years beginning after December 31, 2021, expenses that are incurred for research and development performed outside the U.S. will be capitalized and amortized, which may have an adverse effect on our cash flow. The OBBB provides that for taxable years beginning after December 31, 2024, expenses that are incurred for research and development performed in the U.S. may, at the taxpayer’s election, be immediately deducted or capitalized and amortized. In addition, the OBBB provides that for taxable years beginning after December 31, 2021 and before January 1, 2025, certain eligible taxpayers generally may elect to retroactively deduct expenses for research and development performed in the U.S. in such taxable years by filing amended tax returns for such taxable years, and all other taxpayers that are not eligible to make such an election and that amortized expenses for research and development performed in the U.S. in such taxable years generally may elect to accelerate and deduct the remaining unamortized amounts of such research and development expenses (i) in the first taxable year beginning after December 31, 2024, or (ii) ratably over the two-taxable year period beginning with the first taxable year beginning after December 31, 2024. As we expand the scale of our business activities, any changes in the U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations. Complying with these tax laws is complex and the statutes and regulations can be subject to varying interpretation which can make compliance challenging.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a)

On August 4, 2025, the Company and Gilead entered into an amendment to the Gilead Agreement, or the Amendment, to truncate the research term of the Gilead Agreement from seven to five years. The research term of the Gilead Agreement concluded on August 4, 2025. There is no financial penalty to the Company as a result, no licensed programs are being returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future obligations and the remaining unrecognized deferred revenue balance as of June 30, 2025 of $53.8 million will be recognized as revenue in the third quarter of 2025. The foregoing summary of terms of the Amendment is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed as Exhibit 10.2 attached hereto.

(c)

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits.

Exhibit Number	Description
3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 10-Q filed with the SEC on August 7, 2024).

3.2	Amended and Restated Bylaws of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8 filed with the SEC on October 14, 2021).
3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025).

10.1*#	Non-Employee Director Compensation Policy
10.2†	Amendment, dated August 4, 2025, to the Amended and Restated Research Collaboration and License Agreement, dated August 17, 2020, by and between Tango Therapeutics, Inc. and Gilead Sciences, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to be furnished with this Quarterly Report on Form 10-Q and will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or any compensatory plan, contract or arrangement.

† Confidential portions of this document have been redacted according to the applicable rules.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tango Therapeutics, Inc.

Dated: August 5, 2025	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)