Form 10-Q
period 2025-09-30
Tango Therapeutics, Inc.
filed 2025-11-04
CIK 1819133

i113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 28, 2025, the registrant had 134,593,998 shares of common stock, $0.001 par value per share, outstanding.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials and combination clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment and dosing in clinical trials (including combination clinical trials), future plans for dose expansions and dose escalations, and initiation and completion of studies or clinical trials (including combination trials), plans for initiating a registrational trial for vopimetostat (TNG462) in 2026 and the continued enrollment in our vopimetostat monotherapy and combination clinical trials (and related preparatory work for each), plans for the TNG456 clinical trial, and the period during which the results of our clinical trials (including initial and final trial results) will become available (such as the clinical data update from the lung cohort of the ongoing Phase 1/2 clinical trial in vopimetostat expected in 2026);

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

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2028);

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval our product candidates, including for vopimetostat as a monotherapy or in combination in MTAP-deleted pancreatic and lung cancer;

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

•

the expected benefits of the use of our drugs in patients as single agents and/or in combination, including our belief that TNG456 has sufficient brain penetrance to potentially have meaningful efficacy in glioblastoma and our expectations regarding future clinical trials, including our belief that the ongoing Phase 1/2 combination study of vopimetostat and RAS(ON) inhibitors has the potential to support a first line pancreatic cancer pivotal study in MTAP-deleted/RAS mutated patients; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. In both cases, see section titled “Risk Factors.”

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

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, we use the following defined terms:

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
“FDA” means U.S. Food and Drug Administration;
vi.
“FOCAD” means focadhesin;
vii.
“Gilead” means Gilead Sciences, Inc.;

v

viii.
“GBM” means glioblastoma;
ix.
“IND” means Investigational New Drug Application;
x.
“MTA” means methylthioadenosine;
xi.
“MTAP” means methylthioadenosine phosphorylase;
xii.
“NSCLC” means non-small cell lung cancer;
xiii.
“PRMT5” means protein arginine methyltransferase 5;
xiv.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025;
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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$58,338	$69,530
Marketable securities	94,473	188,387
Restricted cash	428	—
Prepaid expenses and other current assets	10,540	8,426
Total current assets	163,779	266,343
Property and equipment, net	7,346	8,102
Operating lease right-of-use assets	36,582	39,476
Restricted cash, net of current portion	2,139	2,567
Other assets	290	4
Total assets	$210,136	$316,492
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,229	$1,601
Accrued expenses and other current liabilities	13,113	16,497
Operating lease liabilities	3,102	2,454
Deferred revenue	—	17,618
Total current liabilities	18,444	38,170
Operating lease liabilities, net of current portion	31,661	34,039
Deferred revenue, net of current portion	—	44,766
Total liabilities	50,105	116,975
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at September 30, 2025 and December 31, 2024, respectively; 111,567,062 and 107,729,343 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	112	108
Additional paid-in capital	724,201	700,631
Accumulated other comprehensive income	121	336
Accumulated deficit	(564,403)	(501,558)
Total stockholders’ equity	160,031	199,517
Total liabilities and stockholders’ equity	$210,136	$316,492

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue	$53,811	$11,607	$62,384	$25,852
License revenue	—	—	—	12,100
Total revenue	53,811	11,607	62,384	37,952
Operating expenses:
Research and development	30,815	33,263	100,064	109,981
General and administrative	8,924	11,222	31,745	32,656
Total operating expenses	39,739	44,485	131,809	142,637
Operating income (loss)	14,072	(32,878)	(69,425)	(104,685)
Other income:
Interest income	1,097	1,809	3,950	6,077
Other income, net	705	1,956	2,689	6,135
Total other income, net	1,802	3,765	6,639	12,212
Pretax income (loss)	15,874	(29,113)	(62,786)	(92,473)
Benefit from (provision for) income taxes	10	(54)	(59)	(159)
Net income (loss)	$15,884	$(29,167)	$(62,845)	$(92,632)

Net income (loss) per common share – basic	$0.14	$(0.27)	$(0.57)	$(0.85)
Weighted average number of common shares outstanding – basic	110,966,345	108,507,390	110,761,673	108,990,011

Net income (loss) per common share – diluted	$0.13	$(0.27)	$(0.57)	$(0.85)
Weighted average number of common shares outstanding – diluted	117,782,074	108,507,390	110,761,673	108,990,011

Net income (loss)	$15,884	$(29,167)	$(62,845)	$(92,632)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	27	1,084	(215)	564
Comprehensive income (loss)	$15,911	$(28,083)	$(63,060)	$(92,068)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	378,547	—	2	—	—	2
Stock-based compensation expense	—	—	7,255	—	—	7,255
Other comprehensive loss	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(39,876)	(39,876)
Balance at March 31, 2025	108,107,890	$108	$707,888	$194	$(541,434)	$166,756
Issuance of common stock under stock plans	422,873	1	580	—	—	581
Exercise of pre-funded stock warrants	2,340,486	2	(2)	—	—	—
Stock-based compensation expense	—	—	6,570	—	—	6,570
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(38,853)	(38,853)
Balance at June 30, 2025	110,871,249	$111	$715,036	$94	$(580,287)	$134,954
Issuance of common stock under stock plans	695,813	1	2,540	—	—	2,541
Stock-based compensation expense	—	—	6,625	—	—	6,625
Other comprehensive income	—	—	—	27	—	27
Net income	—	—	—	—	15,884	15,884
Balance at September 30, 2025	111,567,062	$112	$724,201	$121	$(564,403)	$160,031

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	526,826	1	1,258	—	—	1,259
At-the-market offerings, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Stock-based compensation expense	—	—	6,719	—	—	6,719
Other comprehensive loss	—	—	—	(443)	—	(443)
Net loss	—	—	—	—	(37,914)	(37,914)
Balance at March 31, 2024	106,730,785	$107	$673,772	$(257)	$(409,170)	$264,452
Issuance of common stock under stock plans	313,455	—	1,311	—	—	1,311
Stock-based compensation expense	—	—	7,538	—	—	7,538
Other comprehensive loss	—	—	—	(77)	—	(77)
Net loss	—	—	—	—	(25,551)	(25,551)
Balance at June 30, 2024	107,044,240	$107	$682,621	$(334)	$(434,721)	$247,673
Issuance of common stock under stock plans	370,396	—	2,402	—	—	2,402
Stock-based compensation expense	—	—	7,178	—	—	7,178
Other comprehensive income	—	—	—	1,084	—	1,084
Net loss	—	—	—	—	(29,167)	(29,167)
Balance at September 30, 2024	107,414,636	$107	$692,201	$750	$(463,888)	$229,170

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(62,845)	$(92,632)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,802	1,879
Noncash operating lease expense	3,003	2,791
Stock-based compensation	20,450	21,435
Accretion on marketable securities	(1,920)	(3,761)
Other, net	(58)	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,113)	1,259
Other long-term assets	(286)	34
Accounts payable	406	1,323
Accrued expenses and other liabilities	(3,384)	(357)
Operating lease liabilities	(1,839)	(1,006)
Deferred revenue	(62,384)	(25,852)
Net cash used in operating activities	(109,168)	(94,854)
Cash flows from investing activities
Purchase of property and equipment	(826)	(630)
Sales and maturities of marketable securities	185,115	243,035
Purchases of marketable securities	(89,437)	(208,339)
Net cash provided by investing activities	94,852	34,066
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	—	41,723
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	3,124	4,972
Net cash provided by financing activities	3,124	46,695
Net change in cash, cash equivalents and restricted cash	(11,192)	(14,093)
Cash, cash equivalents and restricted cash, beginning of period	72,097	69,808
Cash, cash equivalents and restricted cash, end of period	$60,905	$55,715
Supplemental cash flow information:
Cash paid for leases	$4,396	$3,731
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$222	$3
Operating lease liabilities from obtaining right-of-use assets	$1,308	$210
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$1,199	$497

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results for the year ending December 31, 2025, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 and 2024 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on February 27, 2025.

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2025 of $152.8 million, in addition to $212.0 million in net proceeds from our underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements with an expected cash runway into 2028.

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

On October 23, 2025, the Company priced an underwritten offering and a concurrent private placement for the issuance of a total of 22,755,438 shares of common stock at a price of $8.66 per share and pre-funded warrants to purchase 3,226,458 shares of common stock at a purchase price of $8.659 per pre-funded warrant, resulting in gross proceeds of $225.0 million. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. After deducting expenses related to the offering and private placement of $13.0 million, net proceeds were $212.0 million. Both transactions closed on October 24, 2025.

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

In August 2025, the Company and Gilead mutually agreed to truncate the research term of the collaboration and license agreement from seven to five years, concluding the research portion of the collaboration. There is no financial penalty to the Company as a result, no licensed programs are being returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future research obligations and the remaining unrecognized deferred revenue balance as of June 30, 2025 of $53.8 million has been recognized as revenue in the third quarter of 2025.

The Company remains eligible to receive up to $300.0 million per program in clinical, regulatory, and commercial milestones and royalties on future sales of commercialized products, if any.

In August 2020, Gilead also made an equity investment of $20.0 million into the Company as a participant in the Company’s Series B-1 preferred stock offering. At the time of the original investment, as of the September 30, 2025 balance sheet date, and based on current ownership of common stock, Gilead is not considered to be a related party to the Company.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at September 30, 2025. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the three months ended September 30, 2025 and 2024, the Company recognized $53.8 million and $11.6 million, respectively, and during the nine months ended September 30, 2025 and 2024, the Company recognized $62.4 million and $25.9 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. The Company had no short-term or long-term deferred revenue as of September 30, 2025, and had $17.6 million short-term and $44.8 million long-term deferred revenue as of December 31, 2024.

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

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of September 30, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$19,055	$—	$—	$19,055
U.S. Treasury bills	—	—	—	—
Marketable debt securities:
U.S. Treasury bills	—	91,467	—	91,467
U.S. government agency bonds	—	3,006	—	3,006
Total assets	$19,055	$94,473	$—	$113,528

	Fair Market Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,915	$—	$—	$14,915
U.S. Treasury bills	—	10,112	—	10,112
Marketable debt securities
U.S. Treasury bills	—	176,374	—	176,374
U.S. government agency bonds	—	12,013	—	12,013
Total assets	$14,915	$198,499	$—	$213,414

There were no transfers between fair value levels during the nine months ended September 30, 2025.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$91,346	$122	$(1)	$91,467
U.S. government agency bonds	3,006	—	—	3,006
	$94,352	$122	$(1)	$94,473

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$176,049	$364	$(39)	$176,374
U.S. government agency bonds	12,002	11	—	12,013
	$188,051	$375	$(39)	$188,387

The Company did not hold any marketable debt securities with a contractual maturity date of greater than one year as of September 30, 2025.

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position:

	September 30, 2025
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$10,024	$(1)	$-	$-	$10,024	$(1)
U.S. government agency bonds	-	-	-	-	-	-
	$10,024	$(1)	$-	$-	$10,024	$(1)

	December 31, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$46,016	$(39)	$-	$-	$46,016	$(39)
	$46,016	$(39)	$-	$-	$46,016	$(39)

The Company holds investment grade marketable securities considered to be in an unrealized loss position. Although these marketable securities are held at an unrealized loss position at September 30, 2025, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $0.7 million and $1.4 million in accrued interest at September 30, 2025 and December 31, 2024, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$8,936	$8,936
Computer equipment	2,599	2,437
Computer software	125	125
Furniture and fixtures	2,023	1,945
Leasehold improvements	3,723	2,870
Construction in progress	—	152
	17,406	16,465
Less: Accumulated depreciation	(10,060)	(8,363)
Property and equipment, net	$7,346	$8,102

Depreciation expense was $1.8 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	September 30,	December 31,
	2025	2024
	(in thousands)
Payroll and employee-related costs	$6,477	$8,951
Research and development costs	4,907	5,811
Other	1,729	1,735
Total accrued expenses and other current liabilities	$13,113	$16,497

Restricted Cash

As of September 30, 2025 and 2024, the Company maintained a restricted cash balance of $2.6 million and $2.6 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	September 30, 2025	September 30, 2024
	(in thousands)
Cash and cash equivalents	$58,338	$53,148
Restricted cash	2,567	2,567
Cash, cash equivalents and restricted cash	$60,905	$55,715

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

In August 2025, the Company and Sesame entered into a use and occupancy sub-lease of office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The sub-lease has a term of 17-months with an option to extend for one additional six-month period. Total sub-lease payments from Sesame to Tango will approximate $0.4 million over the term of the sub-lease agreement.

Due to common relationships amongst members of management and the boards of directors, the transactions above with Sesame are related party transactions.

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

Consulting Agreement

In October 2025, the Company and Malte Peters, M.D. entered into a consulting agreement to support the Company's work on key initiatives related to the initiation of the planned pivotal study in second line pancreatic cancer, anticipated to start in 2026, and advancing our late-stage development capabilities. Dr. Peters, who also serves on the Tango Board of Directors, has significant late-stage clinical development expertise, having brought multiple oncology products to market. In exchange for his consulting services, Dr. Peters will receive compensation of (i) $36,000 per calendar month and (ii) an equity grant of 150,000 non-qualified stock options. Due to Dr. Peters maintaining a position on the Board of Directors, the compensation related to the agreed-upon consulting services is deemed a related party transaction.

Clinical Trial Collaboration and Supply Agreement

In November 2024, the Company and Revolution Medicines, Inc. (RevMed) entered into a Clinical Trial Collaboration and Supply Agreement. The agreement provides that RevMed will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to the Company for use in trials that will include vopimetostat and each of these RAS(ON) inhibitors. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors at the time of execution, this transaction is a related party transaction.

Other Funding Commitments

As of September 30, 2025, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2025, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of September 30, 2025 and December 31, 2024. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

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

In August 2021, the Company's board of directors and stockholders approved the 2021 Plan, under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of September 30, 2025, the Company had 8,058,954 shares available for future issuance under the 2021 Plan.

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. As of September 30, 2025, the Company had 2,041,015 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Research and development	$4,192	$3,727	$8,723	$11,695
General and administrative	2,433	3,451	11,727	9,740
Total	$6,625	$7,178	$20,450	$21,435

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2025:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2024	19,615,023	$7.41	7.43	$2,157,177
Granted	5,013,723	$2.97
Exercised	(757,519)	$3.67
Cancelled	(1,289,972)	$6.58
Options outstanding as of September 30, 2025	22,581,255	$6.59	6.51	$59,816,512
Options exercisable as of September 30, 2025	14,748,104	$7.05	5.32	$32,287,994

As of September 30, 2025, total unrecognized compensation expense related to stock options was $28.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.5 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the nine months ended September 30, 2025:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,209,333	$8.92
Granted	820,155	2.98
Vested	(454,414)	8.59
Forfeited	(297,237)	6.29
Unvested and outstanding as of September 30, 2025	1,277,837	$5.84

As of September 30, 2025, total unrecognized compensation expense related to RSUs was $5.1 million, which the Company expects to recognize over a remaining weighted-average period of 1.8 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. During the nine months ended September 30, 2025, the Company issued 286,300 shares of common stock under the 2021 ESPP.

10.
Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2025	2024	2025	2024
Numerator:
Net income (loss)	$15,884	$(29,167)	$(62,845)	$(92,632)
Denominator:
Weighted-average common stock outstanding – basic	110,966,345	108,507,390	110,761,673	108,990,011
Effect of dilutive securities:
Stock options	5,537,892	-	-	-
Restricted stock units	1,277,837	-	-	-
Weighted-average common stock outstanding – diluted	117,782,074	108,507,390	110,761,673	108,990,011
Net income (loss) per common share – basic	$0.14	$(0.27)	$(0.57)	$(0.85)
Net income (loss) per common share – diluted	$0.13	$(0.27)	$(0.57)	$(0.85)

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

The Company’s potential dilutive securities, which include common stock options and unvested restricted common stock units, have been excluded from the computation of diluted net loss per share in the periods in which a net loss is recorded, as the effect would be to reduce the net loss per share. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share attributable to common stockholders is the same in periods that resulted in a net loss. The Company excluded the following potential common shares, presented based on amounts outstanding at each period end, from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Nine Months Ended September 30,
	2025	2024
Stock options to purchase common stock	22,581,255	19,822,373
Unvested restricted common stock	1,277,837	1,199,252
Total	23,859,092	21,021,625

11.
Income Taxes

The Company’s effective income tax rate was -0.1% and -0.2% for the three months ended September 30, 2025 and 2024, respectively, and -0.1% and -0.2% for the nine months ended September 30, 2025 and 2024, respectively. The income tax provision (benefit) was less than $0.1 million for both the three months ended September 30, 2025 and 2024, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. The Company is forecasting a taxable loss position in 2025 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and nine months ended September 30, 2025 and 2024 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets.

On July 4, 2025, new U.S. tax legislation referred to as the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB contains several changes to corporate taxation, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The legislation has multiple effective dates. We do not expect the OBBB to have a material impact on our effective tax rate and net deferred tax asset balance in 2025.

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

The following table presents the Company’s segment expense for the three and nine months ended September 30, 2025 and 2024:

	Oncology Segment		Oncology Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Revenue	$53,811	$11,607	$62,384	$37,952
Less R&D expenses:
vopimetostat direct program expenses	6,070	3,119	17,108	12,162
TNG456 direct program expenses	1,998	-	4,968	-
TNG260 direct program expenses	1,664	1,947	5,203	7,946
TNG961 direct program expenses	1,070	-	4,862	-
TNG908 direct program expenses*	1,234	3,259	4,182	10,776
TNG348 direct program expenses**	-	590	-	5,531
Discovery direct program expenses	1,503	6,898	8,890	19,923
Personnel-related expenses	12,376	12,403	39,060	38,309
Facilities and other related expenses	4,900	5,047	15,791	15,334
Less G&A and other expenses:
Other segment expenses (a)	7,112	7,511	25,165	20,603
Segment net income (loss)	$15,884	$(29,167)	$(62,845)	$(92,632)

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

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of September 30, 2025, the Company’s cash, cash equivalents and marketable securities were $152.8 million. All long-lived assets of the Company reside in the U.S.

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

We are currently developing two MTAP-deleted selective PRMT5 inhibitors: vopimetostat (TNG462) for non-CNS cancers, including pancreatic and lung cancer, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including GBM.

In October 2025, we reported positive data from the ongoing Phase 1/2 clinical trial of vopimetostat in patients with MTAP-deleted selective cancers, demonstrating clinical activity across multiple cancer types with a favorable safety and tolerability profile to date. The cutoff date for the analysis was September 1, 2025 and included all evaluable patients at active doses (200 mg QD and above). Overall response rates were calculated in all tumor-evaluable patients enrolled more than 6 months prior to the efficacy analysis. Median progression free survival (mPFS) was calculated in all patients who received a first scan (~8 weeks).

Across all MTAP-deleted tumor types, there were 94 tumor evaluable patients. We observed an ORR (objective response rate) of 27% and mPFS of 6.4 months. In the 29 patients with second line (2L) MTAP-deleted pancreatic cancer, mPFS was 7.2 months. In patients with 2L pancreatic cancer that were enrolled more than 6 months prior to the data cutoff and were tumor evaluable (n=8), the ORR was 25%, more than double that observed in historical chemotherapy studies (~10%), supporting the planned initiation of a pivotal trial in this patient population in 2026. In the histology selective cohort with 37 evaluable late line patients, we observed a 49% ORR and mPFS of 9.1 months. The histology selective cohort excludes pancreatic and lung cancer patients, as those indications were enrolled in separate cohorts and are being developed independently. Sarcoma patients are also excluded from this analysis, as no activity was observed in this indication (ORR 0%), which will not be pursued in future development. As of September 1, 2025, 41 patients with 2L+ lung cancer were enrolled in the Phase 1/2 clinical trial at active doses, 12 of whom were enrolled more than 6 months prior to the analysis. Emerging data from the lung cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in 2026.

Additionally, vopimetostat demonstrated a favorable safety and tolerability profile with no drug-related dose discontinuations and ~8% dose reduction in patients dosed at 250 mg QD as of the data cutoff date. We have FDA agreement on 250 mg QD as the go-forward dose.

The company has engaged Malte Peters, M.D., Mark Winderlich, Ph.D., and Philippe Serrano, Pharm.D., as consultants to support the company on key initiatives related to initiation of the planned pivotal study in second line pancreatic cancer, anticipated to start in 2026, and advancing our late-stage development capabilities. Dr. Peters, who also serves on the Tango Board of Directors, Dr. Winderlich and Mr. Serrano have significant late-stage clinical development, biostatistics and regulatory expertise, having brought multiple oncology products to market. They will aid the company in its upcoming engagement with the U.S. FDA and future regulatory strategy.

In June 2025, the first patient was treated in the combination clinical trial that is evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines). In the first cohort in the trial (n=7), both combinations have been well-tolerated to date with exposures in the active range for all compounds and early signs of activity. We believe this ongoing clinical trial has the potential to support a first line pancreatic cancer pivotal study in MTAP-deleted/RAS mutated patients.

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

TNG260 is a first-in-class CoREST inhibitor, which in preclinical studies reversed the immune evasion effect of STK11 loss-of-function mutations. TNG260 had a favorable safety, tolerability and pharmacokinetic profile in dose escalation. In November 2025, we announced that forty-one patients with STK11-mutant, locally advanced or metastatic solid tumors were enrolled in three dose escalation cohorts of the Phase 1/2 clinical trial. 21/41 patients were evaluable at active doses. The maximum tolerated dose (MTD) was 80 mg QD. Patients with checkpoint inhibitor resistant STK11 mutant/KRAS wild-type NSCLC receiving clinically active doses of TNG260 plus pembrolizumab had a mPFS of 27 weeks (n=5), more than double the standard of care PFS of ~10 weeks. There was no evidence of activity in other STK11 mutant cancers. 80 mg QD TNG260 was selected for dose optimization, which is ongoing for patients with advanced STK11 mutant/KRAS wild type NSCLC, representing ~10% of lung adenocarcinoma annually in the US (~10,000 patients).

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

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds through the closing of the Business Combination and simultaneous financing transactions, $237.1 million through our collaboration with Gilead, and $348.0 million of gross proceeds through (i) $80.0 million from the private placement of common shares and pre-funded warrants to purchase common shares in August 2023, (ii) $43.0 million from our "at-the-market" stock offering program in January 2024 and (iii) $225.0 million in aggregate gross proceeds from the underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025.

We expect that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2025 of $152.8 million, in addition to $212.0 million in aggregate net proceeds from our underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025, will enable us to fund our operating expenses and capital expenditure requirements into 2028. Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2025 and 2024, our net losses were $62.8 million and $92.6 million, respectively. We had an accumulated deficit of $564.4 million as of September 30, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

In August 2025, the Company and Gilead mutually agreed to truncate the research term of the collaboration and license agreement from seven to five years, concluding the research portion of the collaboration. There is no financial penalty to the Company as a result, no licensed programs are being returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future research obligations and the remaining unrecognized deferred revenue balance as of June 30, 2025 of $53.8 million has been recognized as revenue in the third quarter of 2025.

As of September 30, 2025, all $199.0 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead Agreements.

During the three months ended September 30, 2025 and 2024, we recognized $53.8 million and $11.6 million, respectively, and during the nine months ended September 30, 2025 and 2024, we recognized $62.4 million and $25.9 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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
•
costs to fulfill our obligations under the collaboration with Gilead through August 2025;
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

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
vopimetostat direct program expenses	$6,070	$3,119	$17,108	$12,162
TNG456 direct program expenses	1,998	—	4,968	—
TNG260 direct program expenses	1,664	1,947	5,203	7,946
TNG961 direct program expenses	1,070	—	4,862	—
TNG908 direct program expenses*	1,234	3,259	4,182	10,776
TNG348 direct program expenses**	—	590	—	5,531
Discovery direct program expenses	1,503	6,898	8,890	19,923
Unallocated research and development expenses:
Personnel-related expenses	12,376	12,403	39,060	38,309
Facilities and other related expenses	4,900	5,047	15,791	15,334
Total research and development expenses	$30,815	$33,263	$100,064	$109,981

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

Benefit from (provision for) Income Taxes

Our benefit from (provision for) income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant benefit from (provision for) income taxes for each of the three and nine months ended September 30, 2025 and 2024.

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$53,811	$11,607	$42,204
License revenue	—	—	—
Total revenue	53,811	11,607	42,204
Operating expenses:
Research and development	30,815	33,263	(2,448)
General and administrative	8,924	11,222	(2,298)
Total operating expenses	39,739	44,485	(4,746)
Operating income (loss)	14,072	(32,878)	46,950
Other income:
Interest income	1,097	1,809	(712)
Other income, net	705	1,956	(1,251)
Total other income, net	1,802	3,765	(1,963)
Pretax income (loss)	15,874	(29,113)	44,987
Benefit from (provision for) income taxes	10	(54)	64
Net income (loss)	$15,884	$(29,167)	$45,051

Collaboration Revenue

Collaboration revenue of $53.8 million and $11.6 million for the three months ended September 30, 2025 and 2024, respectively, was derived from the Gilead collaboration. All remaining deferred revenue from the upfront and research option-extension payments under the Gilead collaboration were recognized as collaboration revenue during the three months ended September 30, 2025 as a result of the truncation of the collaboration agreement, which concluded all research activities.

Research and Development Expenses

Research and development expense was $30.8 million for the three months ended September 30, 2025 compared to $33.3 million for the three months ended September 30, 2024. The decrease of $2.5 million was primarily driven by a $2.0 million decrease due to the discontinuation of the TNG908 clinical program and lower discovery program expenses. This decrease was partially offset by increased spend related to the advancement of the vopimetostat and TNG456 clinical programs.

General and Administrative Expenses

General and administrative expense was $8.9 million for the three months ended September 30, 2025 compared to $11.2 million for the three months ended September 30, 2024. The decrease of $2.3 million was primarily due to decreases in personnel-related costs, including share-based compensation expense, as well as a decrease in external legal and patent costs.

Interest Income

Interest income was $1.1 million for the three months ended September 30, 2025 compared to $1.8 million for the three months ended September 30, 2024, with the decrease primarily attributable to a decrease in our marketable securities balance in 2025 as compared to 2024.

Other Income, Net

Other income, net was $0.7 million for the three months ended September 30, 2025 compared to other income, net of $2.0 million for the three months ended September 30, 2024, with the decrease attributed to lower accretion from investments purchased at a discount.

Benefit from (provision for) Income Taxes

Benefit from income taxes was less than $0.1 million for the three months ended September 30, 2025 compared to a provision for income taxes of less than $0.1 million for the three months ended September 30, 2024. The tax benefit and provision are insignificant in each of the periods ended September 30, 2025 and 2024.

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$62,384	$25,852	$36,532
License revenue	—	12,100	(12,100)
Total revenue	62,384	37,952	24,432
Operating expenses:
Research and development	100,064	109,981	(9,917)
General and administrative	31,745	32,656	(911)
Total operating expenses	131,809	142,637	(10,828)
Loss from operations	(69,425)	(104,685)	35,260
Other income:
Interest income	3,950	6,077	(2,127)
Other income, net	2,689	6,135	(3,446)
Total other income, net	6,639	12,212	(5,573)
Loss before income taxes	(62,786)	(92,473)	29,687
Provision for income taxes	(59)	(159)	100
Net loss	$(62,845)	$(92,632)	$29,787

Collaboration Revenue

Collaboration revenue of $62.4 million and $25.9 million for the nine months ended September 30, 2025 and 2024, respectively, was derived from the Gilead collaboration. All remaining deferred revenue from the upfront and research option-extension payments under the collaboration were recognized as collaboration revenue during the nine months ended September 30, 2025 as a result of the truncation of the collaboration agreement which concluded all research activities.

License Revenue

License revenue was $0 and $12.1 million for the nine months ended September 30, 2025 and 2024, respectively. The revenue recognized during the second quarter of 2024 was primarily due to licensing a program to Gilead for $12.0 million during the period.

Research and Development Expenses

Research and development expense was $100.1 million for the nine months ended September 30, 2025 compared to $110.0 million for the nine months ended September 30, 2024. The decrease of $9.9 million was primarily driven by a $12.1 million decrease due to the discontinuation of the TNG908 and TNG348 clinical programs, a $2.7 million decrease in TNG260 clinical trial costs and lower discovery program expenses. This decrease was partially offset by increased spend related to the advancement of the vopimetostat, TNG456 and TNG961 clinical programs.

General and Administrative Expenses

General and administrative expense was $31.7 million for the nine months ended September 30, 2025 compared to $32.7 million for the nine months ended September 30, 2024. The decrease of $1.0 million was primarily due to a decrease in personnel-related costs, including share-based compensation expense.

Interest Income

Interest income was $4.0 million for the nine months ended September 30, 2025 compared to $6.1 million for the nine months ended September 30, 2024, with the decrease primarily attributable to a decrease in our marketable securities balance in 2025 as compared to 2024.

Other Income, Net

Other income, net was $2.7 million for the nine months ended September 30, 2025 compared to other income, net of $6.1 million for the nine months ended September 30, 2024, with the decrease attributed to lower accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was $0.1 million for the nine months ended September 30, 2025 compared to $0.2 million for the nine months ended September 30, 2024. The tax provision is insignificant in each of the periods ended September 30, 2025 and 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Since inception, we have raised an aggregate of $166.9 million of gross proceeds from the sale of our preferred shares, $342.1 million in gross proceeds from the Business Combination and simultaneous financing transactions, $237.1 million through our collaboration with Gilead, and $348.0 million of gross proceeds through (i) the $80.0 million private placement of common shares and pre-funded warrants to purchase common shares in August 2023, (ii) the $43.0 million from our "at-the-market" stock offering program in January 2024 and (iii) $225.0 million in gross proceeds from the underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025. As of September 30, 2025, we had cash and cash equivalents and marketable securities of $152.8 million.

On October 23, 2025, we announced the pricing of an underwritten offering and a concurrent private placement with a select group of institutional and accredited healthcare specialist investors for the issuance of a total of 22,755,438 shares of common stock at a price of $8.66 per share and pre-funded warrants to purchase 3,226,458 shares of common stock at a purchase price of $8.659 per pre-funded warrant, resulting in aggregate gross proceeds of $225.0 million. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. After deducting expenses related to the offering and private placement of $13.0 million, net proceeds were $212.0 million. Both transactions closed on October 24, 2025. Net proceeds will be used to advance our pipeline and for working capital and other general corporate purposes.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2025 of $152.8 million, in addition to $212.0 million in aggregate net proceeds from our underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025, will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our cash flows for each of the nine month periods presented:

	Nine Months Ended September 30,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(109,168)	$(94,854)	$(14,314)
Net cash provided by investing activities	94,852	34,066	60,786
Net cash provided by financing activities	3,124	46,695	(43,571)
Net change in cash, cash equivalents and restricted cash	$(11,192)	$(14,093)	$2,901

Operating Activities

Net cash used in operating activities was $109.2 million for the nine months ended September 30, 2025 compared to net cash used in operating activities of $94.9 million for the nine months ended September 30, 2024. The increase in net cash used in operating activities for the nine months ended September 30, 2025 was primarily due to a decrease in operating assets and liabilities, including a deferred revenue decrease driven by the truncation of the Gilead collaboration in August of 2025, which was partially offset by a decrease in net loss.

Investing Activities

Net cash provided by investing activities was $94.9 million for the nine months ended September 30, 2025 compared to net cash provided by investing activities of $34.1 million for the nine months ended September 30, 2024. The change was primarily due to a decrease in purchases of marketable securities as compared to the nine months ended September 30, 2024, which was partially offset by a decrease in sales and maturities of marketable securities as compared to the nine months ended September 30, 2024.

Financing Activities

Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2025 compared to net cash provided by financing activities of $46.7 million for the nine months ended September 30, 2024. The cash provided by financing activities for the nine months ended September 30, 2025 consisted of $3.1 million in net proceeds received from the exercises of stock options and ESPP purchases. The cash provided by financing activities for the nine months ended September 30, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$46,240	$5,734	$11,989	$12,719	$15,798
Total	$46,240	$5,734	$11,989	$12,719	$15,798

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at September 30, 2025. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination with limited notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of September 30, 2025.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of September 30, 2025 and December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of our license agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Currently, federal agencies in the U.S. are operating under a federal government shutdown due to the expiration of the continuing resolution on September 30, 2025. The duration of the current government shutdown is unknown. For example, in prior years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the aims of the current administration, or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Item 5. Other Information.

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

Tango Therapeutics, Inc.

Dated: November 4, 2025	By:	/s/ Barbara Weber
Barbara Weber, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Daniella Beckman
Daniella Beckman
Chief Financial Officer
(Principal Financial Officer)