Form 10-K
period 2025-12-31
Tango Therapeutics, Inc.
filed 2026-03-05
CIK 1819133

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ NO ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. YES ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). YES ☐ No ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2025, was approximately $528.4 million.

As of February 26, 2026, the registrant had 142,688,851 shares of common stock, $0.001 par value per share, outstanding.

Documents Incorporated by Reference

The registrant's definitive proxy statement relating to the annual meeting of shareholders will be filed with the Securities and Exchange Commission within 120 days after the close of the registrant's fiscal year ended December 31, 2025 and is incorporated by reference in Part III to the extent described herein.

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

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the initiation, timing, progress, results, and cost of our research and development programs and our current and future preclinical studies and clinical trials and combination clinical trials, including statements regarding the timing of IND filings and acceptance, active enrollment and dosing in clinical trials (including combination clinical trials), future plans for dose expansions and dose escalations, and initiation and completion of studies or clinical trials (including combination trials), plans for initiating a registrational trial for vopimetostat (TNG462) in 2026 and the continued enrollment in our vopimetostat monotherapy and combination clinical trials, plans and progress for the TNG456 clinical trial, and the period during which the results of our clinical trials (including initial and final trial results) will become available (such as the clinical data update from the lung cohort of the ongoing Phase 1/2 clinical trial in vopimetostat expected in 2026 and the initial clinical data from our combination clinical trial evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines), anticipated in 2026);

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

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval our product candidates, including for vopimetostatas a monotherapy or in combination in MTAP-deleted pancreatic and lung cancer;

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

•

the potential benefits of strategic collaboration agreements (including our clinical trial and supply agreements with Revolution Medicines, Inc. and Erasca, Inc.), our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

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

• •

the expected benefit of our drugs in patients as single agents and/or in combination;

the potential of preclinical data to support clinical trial results, including (i) our belief that robust preclinical data for vopimetostat and RAS(ON) inhibitors support a potential strong combination effect in clinical trials of vopimetostat in combination with RAS inhibitors and (ii) our belief that strong preclinical data showing significant in vivo combination benefit could support potential clinical combinations of our PRMT5 inhibitors with CDK4/6 or MAT2A inhibitors, as well as other oncogene-targeted therapies;

•

the potential benefits and development paths of our drugs in combination with RAS inhibitors, including our belief that the ongoing Phase 1/2 combination study of vopimetostat and RAS(ON) inhibitors from Revolution Medicines, Inc. has the potential to support a chemotherapy-free first line pancreatic cancer pivotal study and potentially second-line therapies in MTAP-deleted/RAS mutated patients; and

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

USE OF DEFINED TERMS IN THIS ANNUAL REPORT ON FORM 10-K

Unless the context otherwise requires in this Annual Report on Form 10-K for the year ended December 31, 2025 we use the following defined terms:

i.
“2025 Annual Report” means this Annual Report on Form 10-K for the year ended December 31, 2025;
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
"FOCAD" means focadhesin;
ix.
“Gilead” means Gilead Sciences, Inc.;
x.
“GBM” means glioblastoma;
xi.
“IND” means Investigational New Drug application
xii.
“MTA” means methylthioadenosine;
xiii.
“MTAP” means methylthioadenosine phosphorylase;
xiv.
“NSCLC” means non-small cell lung cancer;
xv.
“PRMT5” means protein arginine methyltransferase 5;
xvi.
“RAS” means rat sarcoma;
xvii.
“SAM” means S-adenosyl-L-methionine;
xviii.
“STK11” means serine-threonine kinase 11; and
xix.
“HBS1L” means HBS1-like translational GTPase

PART I

Item 1. Business.

Overview

Tango Therapeutics was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We leverage our state-of-the-art target and drug discovery platforms to identify novel disease-relevant targets and develop medicines tailored to defined patient populations with high unmet medical need. Our novel small molecules are designed to be selectively active in cancer cells with specific genetic alterations, killing those cancer cells while sparing normal cells. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

We are currently focused on clinical development of two MTAP-deleted selective PRMT5 inhibitors: vopimetostat (TNG462) for non-CNS cancers, both as a monotherapy and in combination with RAS inhibitors, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including glioblastoma (GBM).

In October 2025, we reported positive data from the ongoing Phase 1/2 clinical trial of vopimetostat monotherapy in patients with MTAP-deleted selective cancers, illustrating clinical activity across multiple cancer types with a favorable safety and tolerability profile. Specifically, the data in second-line MTAP-deleted pancreatic cancer demonstrated a median progression free survival (mPFS) of 7.2 months and 25% objective response rate (ORR), supporting the planned initiation of a 2L pivotal trial in this patient population in 2026. The histology selective cohort, which excludes sarcoma, pancreatic and lung cancer patients, also showed positive data, with a mPFS of 9.1 months and 49% ORR. We are evaluating the development path for the histology selective cohort, as well as for selected indications as stand-alone development opportunities. Lastly, emerging data from the lung cancer cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in 2026.

We are focused on evaluating the combination of vopimetostat with RAS inhibitors, given the overlap in patient populations, robust preclinical data supporting potential strong combination effect in clinical trials, and favorable clinical efficacy, durability, and safety profiles observed with each drug individually. We believe this approach may enable a development path for chemotherapy-free first-line and potentially second-line therapies for MTAP-deleted/RAS-mutated patients with pancreatic and lung cancer. In June 2025, we treated the first patient in our combination clinical trial evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines), which enrolled 30 patients as of December 24, 2025. Both combinations have been well-tolerated to date with exposures in the active range for all compounds with encouraging early efficacy data. We anticipate providing a safety and efficacy update from this trial in 2026. Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, we entered into a clinical trial collaboration and supply agreement (CTCSA) with Erasca, Inc., or Erasca, to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost.

TNG456 is a brain-penetrant PRMT5 inhibitor. In May 2025, the first patient was treated with TNG456 in the dose escalation portion of the Phase 1/2 clinical trial to evaluate the safety, pharmacokinetics, pharmacodynamics and antitumor activity of TNG456 as a monotherapy. The trial is currently enrolling patients with MTAP-deleted solid tumors, with a focus on GBM. We anticipate providing a safety and efficacy update from this trial in 2026.

TNG961 is a novel, potent and selective molecular glue development candidate targeting HBS1L for degradation in solid tumors in FOCAD-deleted/MTAP-deleted cancers. FOCAD deletion occurs in 20-40% of all MTAP-deleted cancers due to the collateral loss with the tumor suppressor gene CDKN2A/B on chromosome 9p21. Cancers with FOCAD loss are dependent on HBS1L for mRNA processing, thus protein synthesis. By degrading HBS1L and disrupting the HBS1L/PELO complex, TNG961 causes tumor regression in FOCAD-deleted preclinical models of multiple histologies. TNG961 is in the IND-enabling phase of development.

TNG260 is a first-in-class CoREST inhibitor. In November 2025, we announced that patients with checkpoint inhibitor resistant STK11 mutant/KRAS wild-type NSCLC receiving clinically active doses of TNG260 plus pembrolizumab had a mPFS of 29 weeks (n=5), more than double the standard of care PFS of ~10 weeks. 80 mg QD of TNG260 was selected for dose expansion, which is ongoing for patients.

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

Figure 1. Tango Therapeutics' product pipeline

Our Strategy

We are pioneering novel approaches to the discovery and development of innovative targeted oncology therapies. We leverage the following core strategic components, enabling the pursuit of transformative therapies for patients with cancer:

•
Advance the clinical development of vopimetostat as a monotherapy and in combination with other therapies, including RAS inhibitors, in clinical trials to enable multiple registration paths for markets with large addressable patient populations and high unmet need
•
Advance the clinical development of TNG456 in the ongoing Phase 1/2 clinical trial, focused on GBM
•
Develop the next generation of precision oncology targets to continue to grow our pipeline
•
Opportunistically evaluate our pipeline assets and maximize the value through strategic collaborations and licensing deals to bring more medicines to patients, accelerate development timelines and explore combination therapy approaches for our product candidates

BACKGROUND

Unmet need in precision oncology

Many genetic drivers of cancer are well-characterized but remain difficult to target directly, either because their molecular structure resists conventional inhibition (“undruggable” targets) or because the alteration results in loss of the gene’s normal function. As a result, a substantial portion of oncogenic biology remains a largely unaddressed target space. We are applying precision-oncology strategies, including the concept of synthetic lethality, to address the unmet medical need of large patient groups defined by actionable molecular alterations (e.g., specific mutation, deletions, copy-number changes, or immune contextures).

Synthetic lethality as a precision oncology strategy

Synthetic lethal cancer therapies exploit pairs of genes or pathways in which one is inactivated by a tumor-specific alteration and the other is inhibited pharmacologically. While genetic alterations drive the development of cancer, they also create unique vulnerabilities that can be targeted therapeutically. Biologically, these vulnerabilities may include an inability of cancer cells to respond to a specific signal, such as DNA damage or cell-cycle arrest, or the inability to remodel chromatin or to maintain cellular homeostasis. A key advantage of the synthetic lethal approach is selectivity: normal cells are not dependent on the same compensatory pathway and are therefore largely unaffected at drug-dose levels that selectively kill alteration-bearing cancer cells, as noted in Figure 2 below. The success of PARP inhibitors in BRCA-mutant breast, ovarian and prostate cancers is the first clinical example of using synthetic lethality to target tumors deficient in DNA-repair mechanism.

Figure 2. In cancer cells, specific molecular alterations create a dependency that allows an inhibitor to target a synthetic-lethal partner gene, causing tumor-cell death. This selective killing only occurs in tumors harboring the defined alteration (e.g. tumor suppressor gene), thereby largely sparing normal tissues offering a wide therapeutic index.

Biomarker driven patient selection

Across our clinical programs, we use molecular biomarkers as the basis for patient selection to enroll those patients most likely to benefit from each new drug candidate. This patient-centric, molecular approach is designed to enable efficient clinical development, increase the probability of success, and deliver the greatest clinical benefit to patients.

OUR CLINICAL STAGE PROGRAMS

PRMT5 inhibitors

PRMT5 has long been a therapeutic target of interest for cancer given its role in regulating proteins involved in multiple essential cellular functions, including RNA splicing, cell cycling, cell death, and metabolic signaling. PRMT5 is a protein arginine methyltransferase that modifies the activity of these proteins, which are critical for growth and viability of both normal and cancer cells. The first generation of PRMT5 inhibitors did not advance in clinical development because they were either SAM-cooperative or SAM-competitive (and not MTA-cooperative), and as a result, they killed rapidly growing normal cells, particularly bone marrow, as effectively as cancer cells. Therefore, on-target, dose-limiting bone marrow toxicity prevented adequate target inhibition in cancer cells. To address this problem, we designed vopimetostat and TNG456 to be MTA-cooperative and thus selectively active (synthetic lethal) in cancer cells that have a homozygous deletion of MTAP, which is not deleted in normal cells.

This synthetic lethal interaction occurs when MTAP is co-deleted as a “passenger” with the frequently-deleted tumor suppressor gene CDKN2A. Synthetic lethality occurs because MTAP-deleted cells accumulate the PRMT5 inhibitory factor MTA. As a result, PRMT5 is partially inhibited in MTAP-deleted cells, making those cells more sensitive than normal cells to further inhibition of PRMT5 activity. Taking advantage of this unique interaction between PRMT5 inhibition and MTAP deletion requires that the inhibitors have a specific binding mechanism called MTA cooperativity. Vopimetostat and TNG456 bind cooperatively with MTA to inhibit PRMT5 function by blocking access to the PRMT5 active site for both protein substrates and the activating PRMT5 co-factor SAM, specifically in tumor cells which are MTAP deleted. This MTA-cooperative binding mechanism allows selective inhibition of PRMT5 in tumor cells that have lost MTAP while being relatively inert in normal cells without MTAP deletion.

MTAP-deletion frequency in multiple solid tumor types

A partial deletion of chromosome 9p21, driven by loss of the tumor suppressor gene CDKN2A, is the most common homozygous deletion in human cancer. MTAP is adjacent to CDKN2A and is lost along with it in 80-90% of CDKN2A-deleted tumors, thus MTAP is one of the most commonly deleted genes across all cancer types. Based on The Cancer Genome Atlas, SEER, Kantar and other sources, there are at least 15 cancer types where MTAP loss occurs in more than 10% of patients, including approximately 15% of NSCLC, 25% of bladder cancers, 40% of pancreatic cancers, and 45% of GBM. Our development program for vopimetostat is focusing on patients with pancreatic cancer, lung cancer, and histology selective cancers, and we estimate that the annual addressable patient population in the U.S. for these indications totals approximately 60,000 patients. Our development program for TNG456 will focus primarily on patients with GBM, which has an annual addressable U.S. patient population of approximately 7,000 patients.

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

Figure 3. Schematic of PRMT5 and MTAP functions

Figure 4. Vopimetostat and TNG456 have an MTA-cooperative mechanism of action that is selective for MTAP-deleted cancer cells

In preclinical studies, our PRMT5 inhibitors drive dose-dependent, on-target, anti-tumor activity including deep and durable regressions in MTAP-null xenograft models regardless of histology. These preclinical results are driven by vopimetostat has 4nM potency and 45X selectivity for MTAP-deleted cancer cells versus normal cells. Additionally, TNG456 demonstrated 20nM potency and 55X MTAP deletion selectivity.

Preclinical and clinical combination data

We plan to develop vopimetostat and TNG456 as monotherapy agents and in combination with other agents. Based on strong preclinical data showing significant in vivo combination benefit, clinical combinations that are currently being executed, planned or are of potential interest for the future with our PRMT5 inhibitors include RAS, CDK4/6, and MAT2A inhibitors and potentially other oncogene-targeted therapies.

The RAS combinations are a key focus due to the overlap in patient populations with MTAP deletion in pancreatic and lung cancer as well as the anticipated postitive safety profile of both therapies. More than 90% of MTAP-deleted pancreatic adenocarcinomas are RAS-mutant and approximately 40% of RAS mutations are G12D. Additionally, approximately 30% of MTAP-deleted lung adenocarcinomas are also RAS-mutant. Additionally, preclinical in vivo studies showed their combination leads to significant tumor reductions, supporting further clinical testing. We have an ongoing clinical collaboration with Revolution Medicines, Inc., or RevMed, and are currently combining vopimetostat with daraxonrasib, a RAS(ON) multi-selective inhibitor, and separately with zoldonrasib, a RAS(ON) G12D-selective inhibitor, in MTAP-deleted, RAS-mutant pancreatic and lung cancer in a Phase 1/2 clinical trial. We anticipate providing a safety and efficacy update from that study in 2026.

Given the our belief that the differentiated profile of vopimetostat could enable the potential for efficacious and tolerable RAS inhibitor combinations, we have entered into a CTCSA with Erasca to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost.

Essentially all MTAP-deleted tumors also harbor a CDKN2A deletion, which may sensitize cancers to CDK4/6 inhibition. We have observed the expected efficacy of this combination in preclinical in vivo studies. We have a clinical collaboration agreement with Eli Lilly and Company, or Lilly, that will supply Verzenio® (abemaciclib), a CDK4/6 inhibitor, for use in combination with TNG456 in our ongoing Phase 1/2 clinical trial focused on MTAP-deleted GBM. We anticipate treating patients with that combination upon confirmation of single-agent TNG456 activity in patients with GBM.

Strong synergy has been demonstrated preclinically with sub-therapeutic doses of vopimetostat and MAT2A inhibition, suggesting the combination of vopimetostat with MAT2A inhibitors may be clinically beneficial in MTAP-deleted tumors.

In preparation for potential first-line pivotal studies and to inform future clinical development opportunities, we are also conducting combination studies to assess tolerability with various agents, including pembrolizumab and chemotherapy.

Clinical trials

Vopimetostat Phase 1/2 monotherapy

The vopimetostat Phase 1/2 clinical trial is evaluating the safety and efficacy of vopimetostat as a monotherapy in patients with MTAP-deleted solid tumors and is focused on pancreatic and lung cancer. The first patient was dosed in July 2023 and we are currently enrolling patients at 250 mg QD.

In October 2025, we reported positive data from the ongoing Phase 1/2 clinical trial of vopimetostat in patients with MTAP-deleted cancers, demonstrating clinical activity across multiple cancer types with a favorable safety and tolerability profile to date. The cutoff date for the analysis was September 1, 2025 and included all evaluable patients at active doses (200 mg QD and above). Based on our observations of other PRMT5 inhibitors, we believe that the objective response rate, or ORR, improves over time in PRMT5 inhibitors. When all evaluable patients as of September 1, 2025, regardless of duration of follow-up, were assessed for response, the ORR was 20%. At greater than 6 months of follow-up as of September 1, 2025, the ORR increased to 27%. The ORR analyses presented were thus derived from patients enrolled more than 6 months before the data cutoff regardless of outcome, to avoid under-reporting response rates. Therefore, the ORRs were calculated in all tumor-evaluable patients enrolled more than 6 months prior to the efficacy analysis. mPFS was calculated in all patients who received a first scan (~8 weeks).

Across all MTAP-deleted tumor types, there were 94 tumor evaluable patients. We observed an ORR 27% and mPFS of 6.4 months in these patients.

Figure 5: Vopimetostat 27% ORR across cancer types

Figure 6: Durable disease control with vopimetostat across cancer types

In the 29 patients with second line (2L) MTAP-deleted pancreatic cancer, mPFS was 7.2 months. In patients with 2L pancreatic cancer who were tumor evaluable (n=8), the ORR was 25%, more than double that observed in historical chemotherapy studies (~10%), supporting the planned initiation of a 2L pivotal trial in this patient population in 2026.

Figure 7: Vopimetostat mPFS is 7.2 months in 2L pancreatic cancer

In the histology selective cohort with 37 evaluable patients, we observed a 49% ORR and mPFS of 9.1 months. The histology selective cohort excludes pancreatic and lung cancer patients, as those indications were enrolled in separate cohorts and are being developed independently. Sarcoma patients are also excluded from this analysis, as no activity was observed in this indication (ORR 0%), which will not be pursued in future development. We are evaluating the development path for the histology selective cohort, as well as for selected indications as stand-alone development opportunities.

Figure 8: Vopimetostat 49% ORR in histology selective cohort and mPFS of 9.1 months

As of September 1, 2025, 41 patients with 2L+ lung cancer were enrolled in the Phase 1/2 clinical trial at active doses, 12 of whom were enrolled more than 6 months prior to the analysis. Emerging data from the lung cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in 2026.

Figure 9: Vopimetostat 250mg QD has a potentially best-in-class safety profile

Vopimetostat demonstrated a favorable safety and tolerability profile with no drug-related dose discontinuations and ~8% dose reduction in patients dosed at 250 mg QD as of the data cutoff date of September 1, 2025. These data support our view that vopimetostat has the potential to be a best-in-class molecule and we believe support the initiation of a registrational trial in 2026 to evaluate 2L MTAP-deleted pancreatic cancer as a single agent.

Vopimetostat Phase 1/2 combination with RAS(ON) inhibitors

We are focused on evaluating the combination of vopimetostat with RAS inhibitors, given the overlap in patient populations, robust preclinical data supporting potential strong combination effect in clinical trials, and favorable clinical efficacy, durability, and safety profiles observed with each drug individually. This approach may enable a development path for chemotheraphy-free first-line and potentially second-line therapies for MTAP-deleted/RAS-mutated patients with pancreatic and lung cancer. We have a collaboration with RevMed to support the ongoing Phase 1/2 combination trial.

In June 2025, the first patient was treated in the combination clinical trial that is evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (RevMed). As of December 24, 2025, we had enrolled 30 patients in the trial, and both combinations were well-tolerated to date with exposures in the active range for all compounds. Early efficacy data are encouraging. We anticipate providing a safety and efficacy update from this trial in 2026.

TNG456 Phase 1/2

TNG456 is a brain-penetrant PRMT5 inhibitor being evaluated in an ongoing Phase 1/2 trial enrolling patients with MTAP-deleted solid tumors, with a focus on GBM. In May 2025, we began enrolling patients in the TNG456 Phase 1/2 clinical trial, in which we plan to evaluate patients with TNG456 monotherapy as well as in combination with abemaciclib. The trial is currently in dose escalation and we anticipate providing a safety and efficacy update from this trial in 2026.

We plan to initiate the combination with abemaciclib with evidence of single agenda TNG456 activity in GBM.

We believe that the initial pharmacokinetics from the clinical trial support our hypothesis that TNG456 will reach efficacious exposures in the CNS at well-tolerated doses (Fig 10). In contrast, the results of the TNG908 Phase1/2 clinical trial determined that the TNG908 exposure in the brain of was subtherapeutic. TNG908 was discontinued in November 2024 due to insufficient brain exposure for clinical activity in GBM.

Figure 10. TNG908 (actual) and TNG456 (predicted based on clinical PK at 100mg BID) steady-state clinical exposure in plasma and brain

CoREST inhibition to reserve immune evasion

TNG260 is a first-in-class CoREST inhibitor targeting STK11 mutant/KRAS wild type NSCLC, representing ~10% of lung adenocarcinoma annually in the US (~10,000 patients). STK11 loss-of-function mutations suppress the immune microenvironment of lung cancers. As a result, immune checkpoint inhibitors, like anti-PD-1, are not sufficient to overcome the immune evasive environment of STK11-mutant tumors, leading to poor clinical responses in these patients. Inhibition of the CoREST complex by TNG260 has been shown in preclinical studies to lead to changes in expression of immune-related genes that favor a more active immune environment.

In a syngeneic mouse tumor model where STK11 loss drives resistance to immune checkpoint blockade, CoREST inhibition by TNG260 in combination with an anti-PD-1 antibody resulted in complete tumor regressions in five out of eight treated mice. Treatment was stopped on Day 48 and the five of eight mice that were completely tumor-free at that time remained tumor-free for 21 days with no further treatment. Furthermore, when tumor cells were re-implanted in these mice on day 69, they were rejected, compared to a treatment-naïve group of animals where tumors grew as expected. This demonstrated the induction of immune memory in the animals with complete responses to TNG260 with anti-PD-1 antibody (Figure 11).

Figure 11: Pharmacologic proof-of-concept for CoREST inhibition in STK11 mutant MC38 mouse tumors with TNG260 in combination with an anti-PD-1 antibody

TNG260 Phase 1/2

In the first quarter of 2023, the FDA cleared the TNG260 IND and we announced the first patient in the Phase 1/2 clinical trial was dosed in July 2023. Data from the dose escalation portion of this study provided early clinical proof-of-concept in a pre-specified subgroup of patients with checkpoint inhibitor resistant STK11 mut/KRAS WT lung cancer. In this group (n=5), the mPFS was 29 weeks, more than double the standard of care PFS of ~10 weeks. There was no evidence of activity in STK11 mutant /KRAS mutant lung cancers or other cancer types. The trial is ongoing in the STK11mut/KRAS WT lung cancer cohort.

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

PRMT5 inhibitors

We exclusively own eleven patent families covering the composition of matter, methods of use, manufacture, crystalline forms and formulations for TNG908, vopimetostat, TNG456 and other structurally related PRMT5 inhibitors.

•
For the first family, four US patents have been granted, and patent applications are pending in the United States, Argentina, Pakistan, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2041.
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
•
For the fourth family, patent applications are pending in the United States, Australia, Canada, China, Europe, Israel, Japan, Korea, New Zealand, and South Africa. Any patents granted in this family would be expected to expire no earlier than 2043.
•
Patent Cooperation Treaty applications are pending in each of the fifth, sixth, seventh, eighth, and ninth patent families. A provisional application is pending in each of the tenth and eleventh family. Any patents granted in any of these families would be expected to expire no earlier than 2045.

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

CoREST inhibitors

We exclusively own four patent families covering the composition of matter, methods of use, solid forms and methods of manufacturing for our clinical compound TNG260 and other structurally related CoREST inhibitors. For the first family, a United States patent is granted and patent applications are pending in the United States, Taiwan, Australia, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents granted in this family would be expected to expire no earlier than 2042. For the second family, patent applications are pending in the United States, Brazil, Canada, China, Eurasia, Europe, Hong Kong, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, Singapore, Thailand, Ukraine and South Africa. Any patents in this family, if granted, are expected to expire no earlier than 2043. Patent Cooperation Treaty applications are pending in the third and fourth families and any patents in these families, if granted, are expected to expire no earlier than 2046.

HBS1L degraders

We exclusively own six patent families covering the composition of matter and methods of use for our product candidate TNG961 and other HBS1L inhibitors. Patent Cooperation Treaty applications are pending in each of the six families. Any patents in these families, if granted, are expected to expire no earlier than 2045.

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

In the United States, the FDA regulates drug products under the Federal Food, Drug, and Cosmetic Act, or FD&C Act, its implementing regulations, and other federal statutes and regulations. Drugs are also subject to other federal, state and local statutes and regulations. If we fail to comply with applicable FDA or other regulatory requirements at any time with respect to product development, clinical testing, approval or any other regulatory requirements relating to product manufacture, processing, handling, storage, quality control, safety, pharmacovigilance, marketing, advertising, promotion, packaging, labeling, export, import, distribution or sale, we may become subject to administrative or judicial sanctions or other legal consequences. These sanctions or consequences could include, among other things, the FDA’s refusal to approve pending or future applications, issuance of clinical holds for ongoing studies or study termination, suspension or revocation of approved applications, FDA Form 483s, warning or untitled letters, product withdrawals or recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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

There also are requirements governing the registration and reporting of ongoing and completed clinical trials to public registries. For example, information about certain clinical trials must be submitted within specific timeframes for publication on www.ClinicalTrials.gov, a clinical trials database maintained by the National Institutes of Health. Sponsors are also obligated to disclose the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Competitors and patients may use this publicly available information to gain knowledge regarding the progress of development programs. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to consequences such as public notifications of noncompliance and civil monetary penalties.

A sponsor that wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the FDA may nevertheless accept the results of the study in support of an NDA if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through independent analysis and an onsite inspection if deemed necessary.

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

In 2023, we received FDA clearances of our IND applications for vopimetostat and TNG260 to initiate Phase 1/2 clinical trials for each product candidate. In 2025, we received clearance of our IND application for TNG456 to initiate Phase 1/2 clinical trials for this product candidate.

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

The FDA has granted orphan drug designation to vopimetostat for the treatment of soft tissue sarcoma and for the treatment of pancreatic cancer, and to TNG456 for the treatment of malignant glioma.

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

A product candidate is eligible for Fast Track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. Fast Track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. Rolling review means that the FDA may review portions of the marketing application before the sponsor submits the complete application. In 2023, the FDA granted Fast Track designation to vopimetostat for previously treated, locally advanced, and unresectable or metastatic MTAP-deleted solid tumors, and to TNG260 in combination with an anti-PD-1 antibody for the treatment of patients with previously treated, advanced (metastatic or locally advanced and not amenable to curative intent therapy) NSCLC with STK-11 mutations. In February 2025, the FDA granted Fast Track designation to TNG456 as a single agent, for the treatment of patients with locally advanced or metastatic solid tumors with MTAP loss, and in combination with abemaciclib, for the treatment of patients with locally advanced or metastatic NSCLC with MTAP loss.

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

A drug may also obtain pediatric exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing regulatory exclusivity periods and, for a drug, to patent terms. This six-month exclusivity may be granted based on the voluntary completion of a pediatric study that adequately responds to an FDA-issued “Written Request” for such a study.

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
•
fines, FDA Form 483s, warning letters, untitled letters or clinical holds on post-approval clinical trials or clinical trials involving related product candidates;
•
refusal of the FDA to approve applications or supplements to approved applications, or suspension or revocation of product approvals;
•
suspension of production or distribution;
•
product seizure or detention, or refusal to permit the import or export of products;
•
injunctions or the imposition of civil or criminal penalties; and
•
consent decrees, corporate integrity agreements, debarment, restitution, disgorgement, or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and issuance of corrective information.

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

The FDA has issued several guidance documents regarding the co-development of drugs and companion diagnostic tests, including a 2014 final guidance titled “Guidance for Industry: In Vitro Companion Diagnostic Devices”, a 2016 draft guidance titled “Principles for Codevelopment of an In Vitro Companion Diagnostic Device with a Therapeutic Product,” and a 2020 final guidance titled “Developing and Labeling In Vitro Companion Diagnostic Devices for a Specific Group or Class

of Oncology Therapeutic Products." Once cleared or approved, the companion diagnostic device must comply with applicable post-marketing requirements including the FDA’s quality management system regulation (QMSR), adverse event reporting, recalls and corrections, and product marketing requirements and limitations. Like drug manufacturers, companion diagnostic manufacturers are subject to unannounced FDA inspections at any time during which the FDA will conduct an audit of the product(s) and the company’s facilities for compliance with regulatory requirements.

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

In the European Union, or EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed upon. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its Member States to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU Member States may approve a specific price for a product or may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade, i.e., arbitrage between low-priced and high-priced Member States, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, the Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. On March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers were further reduced starting in 2025. These laws and regulations may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. On December 19, 2025, CMS released two proposed rules that would incorporate most‑favored nation (“MFN”) pricing principles into federal reimbursement for prescription drugs. The first proposal, the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) for Medicare Part B, would require manufacturers of specified single‑source drugs and sole‑source biologics to pay incremental rebates based on international benchmark prices, with participation triggered for products meeting CMS’s spending and eligibility criteria. The second proposal, the Guarding U.S. Medicare Against Rising Drug Costs (“GUARD”) model for Medicare Part D, would similarly mandate manufacturer rebates for qualifying sole‑source drugs where the Medicare net price exceeds an MFN benchmark derived from international reference pricing methodologies. As proposed, GLOBE would begin a five‑year performance period on October 1, 2026 and GUARD would begin its performance period in 2027. These proposals will likely be subject to legal challenges that could delay their implementation or modify their impact on manufacturer pricing and revenue. Additionally, in November 2025, CMS introduced the GENErating cost Reductions for U.S. Medicaid (“GENEROUS”) Model, a voluntary MFN framework for manufacturers participating in the Medicaid Drug Rebate Program. Although it is voluntary, the GENEROUS Model could also impact the drug pricing landscape for manufacturers.

The Inflation Reduction Act of 2022, or IRA, includes several provisions that may impact our business to varying degrees, including provisions that reduce the out-of-pocket cap for Medicare Part D beneficiaries from $7,050 to $2,000 starting in 2025, thereby effectively eliminating the coverage gap; impose new manufacturer financial liability on certain drugs under Medicare Part D; and allow the U.S. government to negotiate Medicare Part B and Part D price caps for certain high-cost drugs and biologics without generic or biosimilar competition. Specifically, under the IRA, a single-source pharmaceutical product qualifies for selection for participation in the drug price negotiation program if it is (i) a small-molecule drug for which at least seven years have passed since the date of approval from the FDA and there is no generic on the market (as of the date of selection); or (ii) a biologic for which 11 years have passed since the date of FDA licensure and there is no biosimilar on the market (as of the date of selection). Given that any negotiated price does not take effect until approximately two years after selection, small-molecule drug and biologic manufacturers are afforded at least nine years and 13 years, respectively, before they may be obligated to sell their product under Medicare Part B and Part D, as applicable, at CMS-negotiated pricing. The IRA also requires companies to pay rebates to Medicare to the extent that drug pricing increases faster than inflation, and it also further delayed until January 1, 2032 the implementation of the HHS rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have a single orphan designation and for which the only approved indication is for that disease or condition. Under the One Big Beautiful Bill Act of 2025 ("OBBBA"), this restriction was eliminated; and effective for the 2028 initial price applicability year, all orphan drugs, regardless of the number of orphan drug designations or indications, are exempt from the Medicare drug price negotiation program. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA Medicare drug price negotiation program. Although the effects of the IRA on our business and the healthcare industry in general are not yet known, we are taking into consideration the potential impact of the IRA on our development and commercialization activities.

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

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities. While many PDABs have been granted authority to promote drug price transparency and reporting, some states have granted PDABs more expansive authority, including to set Upper Payment Limits (UPLs) on select, high price drugs. The adoption and implementation of UPLs may put downward pressure on drug prices and impact our company’s future revenues.

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

Now that the United Kingdom, or UK, has left the EU, the UK is no longer covered by the EU procedures for the grant of marketing authorizations under the centralized EU procedure and a separate marketing authorization is therefore required to market drugs in the UK. However, although a separate marketing authorization is required to market a product in the UK, on January 1, 2024, the Medicines and Healthcare Products Regulatory Agency, or MHRA, put in place a new international recognition framework which means that the MHRA may have regard to decisions on the approval of marketing authorizations made by the EMA and certain other regulators when determining an application for a new UK marketing authorization. As a result of the Northern Ireland protocol, following Brexit, the EMA remained responsible for approving novel medicines for supply in Northern Ireland under the EU centralized procedure, and a separate authorization was required to supply the same medicine in Great Britain (England, Wales and Scotland). However, on January 1, 2025, a new arrangement called the "Windsor Framework" came into effect and placed medicinal products supplied to Northern Ireland largely under the regulatory authority of the MHRA. The Windsor Framework removes EU licensing processes and certain EU labeling and serialization requirements for medicines supplied to Northern Ireland and introduces a UK-wide licensing process for medicines. A single United Kingdom-wide marketing authorization will be granted by the MHRA for all novel medicinal products to be sold in the United Kingdom, enabling products to be sold in a single pack and under a single authorization throughout the United Kingdom. In addition, the new arrangements require all medicines placed on the UK market to be labelled “UK only”, indicating they are not for sale in the EU.

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

The system for the approval of clinical trials in the EU is governed by the EU Clinical Trials Regulation 536/2014. Under this system, an applicant must obtain prior approval from the national competent authority, or NCA, of the EU Member States in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee, or EC, has issued a favorable opinion. The EU Clinical Trials Regulation (which replaced the previous Clinical Trials Directive 2001/20/EC on January 31, 2022) is directly applicable in all Member States (and so does not require national implementing legislation in each Member State) and aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (“Member States concerned”) of a draft report prepared by a reporting Member State. Part II is assessed separately by each Member State concerned. Strict deadlines have also been established for the assessment of clinical trial applications.

All of the aforementioned EU rules are generally applicable in the EEA.

The European Commission introduced legislative proposals in April 2023 that, if implemented, will replace the current regulatory framework in the EU for all medicines (including those for rare diseases and for children). In April 2024, the European Parliament adopted its position on the legislative proposals and, in June 2025, the Council of the European Union adopted its position. A common position on the text has been agreed upon on December 11, 2025, in the context of subsequent inter-institutional trilogue negotiations. The proposed revisions remain to be adopted and are not expected to become applicable before 2028.

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

Competition

We face direct competition from pharmaceutical and biotechnology companies leveraging the principle of synthetic lethality as well as companies developing therapies for the same target pathway and the same indications. Well-established companies that are developing or may develop therapies based on synthetic lethality include AstraZeneca, Amgen, Bristol Myers Squibb (BMS), Gilead, GlaxoSmithKline, Merck KGaA, Pfizer, Lilly and Roche. Smaller and earlier-stage companies focused on synthetic lethality include Artios Pharma, BeOne, Exelixis, IDEAYA Biosciences, Repare Therapeutics and Servier Pharmaceuticals.

Our PRMT5 inhibitor program, which includes vopimetostat and TNG456, will face direct competition from companies that have clinical-stage, MTA-cooperative PRMT5 inhibitors that are selective for MTAP-deleted cancers. We are aware that BMS (which acquired Mirati Therapeutics, Inc., or Mirati), Amgen, AstraZeneca, BeOne and Abbisko are in Phase 1/2 clinical trials with MTA-cooperative PRMT5 inhibitor programs, using the same mechanism of action as vopimetostat and TNG456. There may be additional competition from other drug candidates not yet in clinic trials, such as Gilead Sciences and IDEAYA Biosciences. Currently, there are no MTA-cooperative PRMT5 inhibitors that are authorized for marketing by any regulatory authority.

Indirect competition may come from MAT2A inhibitor programs that are uniquely different than the vopimetostat and TNG456 mechanism of action but are synthetic lethal with MTAP-deletions. MAT2A is an enzyme upstream of PRMT5 essential for the metabolism of the PRMT5 co-factor SAM that acts on the same pathway as vopimetostat and TNG456. We are aware that IDEAYA Biosciences, BeOne, Insilico Medicine and Servier Pharmaceuticals have clinical MAT2A inhibitor programs.

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

As of December 31, 2025, we had 137 full-time employees. 97 employees are engaged in research and development and 40 are engaged in business development, finance, legal, and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Our commitment to diversity, equity, inclusion, and belonging is an integral part of our corporate culture, embedded within our overall operational framework. We view diversity through a broad lens that encompasses cultural, ethnic, gender, sexual orientation, experiences, world views, and backgrounds, with the goal of fostering a truly inclusive environment. Our recruiting program also aims to ensure that our workforce reflects a wide range of experiences, backgrounds and perspectives. We regularly highlight our employees' diverse backgrounds, experiences, and traditions through in-office events, ensuring that inclusiveness is a daily practice. Our inclusive environment is further supported by multiple forums that encourage employees to share their opinions, including engagement surveys and Tips for Tango (an initiative that was instituted to allow employees to submit suggestions to improve any aspect of our work environment, work processes or culture). Utilizing insights from these activities, we are committed to fostering a workplace where inclusiveness and belonging are foundational.

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

Employee Engagement

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

We implemented a number of initiatives in response to employee feedback from the 2024 engagement survey, including: (i) completing follow-up focus groups and a targeted survey to better understand associates’ comfort with speaking up and to identify opportunities to strengthen openness and dialogue; (ii) establishing a standardized process to increase transparency around associate departures; and (iii) implementing a clearly defined and equitable promotions process, which was communicated company-wide in October 2025.

In our most recent engagement survey, conducted in 2025, results continued to be generally higher than our benchmark dataset, supporting our view that overall employee engagement remains strong. The survey also highlighted areas of strength, including managers’ demonstrated care for associate well-being, associates’ understanding of how their work contributes to Company goals, and the Company’s commitment to social responsibility, including community support and sustainability.

As is the case with every survey, we also used the data to identify areas where we want to focus our efforts for improvement, including letting associates know that their feedback is encouraged and will not be viewed negatively. As we did in 2024, we will take these 2025 results and enable actions that will further improve our engagement. We also conduct regular townhall meetings with our employees that are intended to keep our employees updated on important corporate initiatives and to obtain input from employees on these initiatives. We also use periodic employee surveys so we can quickly obtain employee feedback on new programs or policies that are under consideration.

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

We are a precision oncology company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. Since the Company's inception, we have devoted substantially all of our efforts to organizing and staffing our company, acquiring and developing intellectual property, business planning, raising capital, conducting discovery, research and development activities (including conducting clinical trials), and providing general and administrative support for these operations. We have no products approved for commercial sale and therefore have never generated any revenue from product sales, and we do not expect to in the foreseeable future. The revenue that we have generated from our collaboration agreement is also not sufficient to fund our operations. We have not obtained regulatory approvals to market and sell any of our product candidates, and there is no assurance that we will obtain approvals in the future. The FDA has cleared five of our IND applications (TNG908, vopimetostat, TNG260, TNG348 and TNG456); however, we have since discontinued development of TNG908 and TNG348. Our other product candidates are still in preclinical development. We expect to continue to incur significant expenses and operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on cash and cash equivalent holdings, accumulated deficit, stockholders’ equity and working capital. If we were to expend our cash resources more quickly than we anticipate as we advance into and through the regulatory approval process for our product candidates, our cash runway may be shorter than the target we may disclose from time to time.

We have incurred significant net losses since our inception and anticipate that we will continue to incur losses for the foreseeable future.

We have incurred significant net losses since our inception. As of December 31, 2025, we had an accumulated deficit of $603.2 million. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. We expect our research and development expenses to increase significantly in connection with the continuation of clinical trials of our product candidates. In addition, if we obtain regulatory approval for our product candidates, we will incur significant sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

• timely complete patient enrollment and patient dosing in our current and future clinical trials (including our current trials of vopimetostat (as a monotherapy and in combination), TNG456 (as a monotherapy and in combination), and TNG260;

• successfully complete our ongoing clinical trials and any future clinical trials we may initiate (including, in each case, combination clinical trials);

• successfully enroll the patients with specific cancers and prior treatment that are the focus of our clinical trials, such as patients with limited prior treatment lines in pancreatic and lung cancer for our ongoing monotherapy and combination trials for vopimetostat;

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

The development of pharmaceutical products is capital-intensive. We are currently advancing our precision oncology programs through clinical and preclinical development. We are enrolling patients in multiple Phase 1/2 clinical trials, each of which is evaluating safety and efficacy in multiple indications. We expect our expenses to significantly increase as we continue to advance and complete clinical trials (including multiple combination clinical trials and our pivotal trial), and seek regulatory approval for, our product candidates, including in combination with other therapeutics. Further, we continue our research efforts to identify and advance additional precision oncology compounds that may benefit patients. Even though we have successfully raised capital in the past, including most recently by raising $225.0 million in aggregate gross proceeds from the underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025 and proceeds of $62.1 million from our "at the market" stock offering program during the first quarter of 2026, and through March 2, 2026, we will still be required to raise substantial additional funding in the future in order to continue to fund our operations and advance our clinical trial programs.

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

We believe that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2025 will enable us to fund our operating expenses and capital expenditure requirements at least into 2028. However, our future capital requirements will depend on and could increase significantly as a result of many factors, including:

• the scope, progress, results and costs of product discovery, preclinical and clinical development, and clinical trials for our product candidates, including recruiting patients for and conducting multiple planned clinical trials;

• the potential additional expenses attributable to adjusting our development plans if needed (including any supply-related matters or changes to clinical trial protocols);

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

• the cost of acquiring or supplying therapies to be used in combination clinical trials;

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through one or a combination of private and public equity offerings (such as the underwritten offering and concurrent private placement of common shares and pre-funded warrants in October 2025 and sales of common stock under an "at-the-market" stock offering program in in the first quarter of 2026), debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. The terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. To the extent that we raise additional capital through the sale of common stock or securities convertible or exchangeable into common stock, the ownership interest of our existing common stockholders will be diluted, and the terms of those securities may include liquidation or other preferences that may materially adversely affect your rights as a common stockholder. Debt financing, if available, would increase our fixed payment obligations and may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, acquiring, selling or licensing intellectual property rights, and making capital expenditures, declaring dividends, repurchase shares of our common stock, or other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to meet certain milestones in connection with debt financing and the failure to achieve such milestones by certain dates may force us to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us which could have a material adverse effect on our business, operating results and prospects.

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

We have not yet demonstrated our ability to complete large-scale, pivotal clinical trials, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Although we have received FDA clearance of five IND applications (TNG908, vopimetostat, TNG260, TNG348, and TNG456), we have since discontinued development of TNG348 and

TNG908. We may not be able to file any future INDs for any of our other product candidates on the timelines we expect, if at all. Further, timelines for developing and filing INDs are subject to significant uncertainties and projected timelines can be delayed. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that require us to suspend or terminate clinical trials. Any guidance we receive from the FDA or other regulatory authorities is subject to change. These regulatory authorities could change their position, including on the acceptability of our trial designs or the clinical endpoints selected, which may require us to complete additional clinical trials or result in the imposition of stricter approval conditions than we currently expect. Successful completion of our clinical trials is a prerequisite to submitting an NDA to the FDA, a Marketing Authorization Application, or MAA, to the European Medicines Agency, or EMA, or other marketing applications to regulatory authorities in other jurisdictions, for each product candidate and, consequently, the regulatory approval of each product candidate. While the INDs for TNG908, vopimetostat, TNG260, TNG348, and TNG456 were cleared by the FDA, such clearance does not ensure that an adequate number of patients will be enrolled on a timely basis, or at all or that the clinical trials will be completed on time, or at all. For example, in May 2024, we announced that we were discontinuing development of our TNG348 program due to liver toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial, and in November 2024, we announced that we were discontinuing development of TNG908 to fully resource vopimetostat and TNG456 development.

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

The discovery and development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers is a rapidly evolving area, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Our proprietary functional genomics discovery approach is based on the genetic concept of synthetic lethality. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although we believe, based on our preclinical work, that the genetic markers targeted by our programs drive the formation and spread of certain cancers, clinical results may not confirm this hypothesis or may only confirm it for certain alterations or certain tumor types. The patient populations for our product candidates (and our combination clinical trials) are limited to those with specific target alterations and may not be completely defined but are substantially smaller than the general treated cancer population, and we will need to screen and identify these patients with targeted alterations. Successful identification of patients is dependent on several factors, including achieving certainty as to how specific alterations respond to our product candidates and the ability to identify such alterations. Furthermore, even if we are successful in identifying patients with specific targets, we cannot be certain that the resulting patient populations with each mutation will be as large as we anticipate, large enough to allow us to successfully obtain approval for each such mutation and commercialize our product candidates and achieve profitability.

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

We may from time to time indicate the intent to publicly disclose certain clinical trial data at a future date. We have, for example, noted that in 2026 we will provide a clinical update on the lung cohort of the vopimetostat monotherapy clinical trial and initial data from the Phase 1/2 combination clinical trial with RAS(ON) inhibitors from RevMed. Due to the factors described above, and elsewhere in these Risk Factors, we may be unable to report data on or before the time indicated to investors, we may not have the data to provide the information indicative of safety or efficacy, the data may not be sufficiently mature or the number of patients with a specific histology may be inadequate to draw conclusions about the effectiveness of the therapy, and even if we do provide such clinical trial data, the final results from that phase of the clinical trial may be different from what we disclose initially.

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

• the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or we may fail to enroll patients with certain cancer indications, such as pancreatic and lung cancer, that we are focusing on in connection with vopimetostat (and GBM, which is our focus for TNG456), or participants may drop out of these clinical trials or fail to return for post-treatment follow-up at a higher rate than we anticipate;

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

• the cost of clinical trials of our product candidates or of our product candidates in combination with other manufacturer’s commercial products or product candidates may be greater than we anticipate;

• the supply or quality of our product candidates or other materials necessary to conduct clinical trials including our combination clinical trials, of our product candidates (alone or in combination) may be insufficient or inadequate;

• our product candidates (or our product candidates in combination with other products or product candidates) may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs or ethics committees to suspend or terminate the trials, or reports may arise from preclinical or clinical testing of other cancer therapies that raise safety or efficacy concerns about our product candidates;

• regulators may revise the requirements for approving our product candidates, (alone or in combination), or such requirements may not be as we anticipate; and

• regulatory developments may occur with respect to our competitors’ products, including any developments, litigation or public concern about the safety of such products.

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

We may not be able to initiate, continue or complete clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, including our planned pivotal trial, as required by the FDA or comparable foreign regulatory authorities, or as needed to provide appropriate statistical power for a given trial. In particular, because we are focused on patients with specific genetic mutations for the development of our precision oncology programs and because some of the indications we are pursuing, including pancreatic cancer in connection with vopimetostat and GBM in connection with TNG456, are orphan indications that have small populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. We also may experience slower enrollment as a result of limited trial populations due to clinical trials run by us or our competitors or other factors beyond our control. Delays in enrollment may affect the timing of any results or data announcements from our trials (as well as the timing for dose escalation and dose expansion) and therefore the regulatory approval (if any) for any of our product candidates may extend beyond the period we have targeted or beyond the timeline expected by investors.

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

In addition, some of our competitors have ongoing clinical trials for product candidates that aim to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may choose instead to enroll in clinical trials of our competitors’ product candidates (for example, multiple INDs for other companies have been cleared by the FDA for clinical trials of MTA-cooperative PRMT5 inhibitors for the treatment of cancer patients, and such trials have already enrolled patients and those trials are using some of the same clinical trial sites that we use). Further, the target patient population eligible for the vopimetostat and TNG456 clinical trials overlap. In particular, each of these clinical trials has arms that are expected to aim to enroll patients with lung cancer. As a result, our own trials may compete to enroll patients among a limited population and thus each of our own trials may experience delays or limited enrollment or we may be compelled to explore enrollment in new countries to gain access to an expanded patient population.

In addition to the competitive clinical trial environment, the eligibility criteria of our clinical trials will further limit the pool of available study participants as we will require that patients have specific characteristics that we can measure to assure their cancer is either severe enough or not too advanced to include them in a study. The process of finding patients may prove costly. We also may not be able to identify, recruit or enroll a sufficient number of patients (or sufficient patients who have limited lines of prior therapy) to complete our clinical studies, including our planned pivotal trial, because of the perceived risks and benefits of the product candidates under study, the availability and efficacy of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective patients, and the patient referral practices of physicians. If patients are unavailable or unwilling to participate in our studies for any reason, the timeline for recruiting patients, conducting studies, reporting initial and final trial results and obtaining regulatory approval of potential products may be delayed.

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

Certain of our current and future product candidates are being used in combination or we anticipate could be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such other drugs or biologics.

Certain of our current product candidates are being administered or may have the potential to be administered in combination with existing standards of care (such as checkpoint inhibitor immunotherapies, chemotherapies, targeted therapies or radiotherapy) or with other classes of therapeutics agents (such as the RAS(ON) multi- and G12D- inhibitors from RevMed with which we are evaluating vopimetostat in combination clinical trials and abemaciclib, with which we plan to evaluate TNG456 in a combination clinical trial). Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates for use in combination with other therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We have entered into separate clinical collaboration and supply agreements with RevMed, Lilly, and Erasca, under which we plan to conduct combination clinical trials with RevMed's RAS(ON) multi- and G12D-selective inhibitors, Lilly's abemaciclib and Erasca’s pan-RAS molecular glue, respectively. Additionally, we have purchased pembrolizumab for use in combination with vopimetostat. Nevertheless, we cannot be certain that current or potential future commercial relationships will continue to provide us with a steady supply of such drugs or biologics on commercially reasonable terms, or at all.

Any failure to maintain or enter into new commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other potential combination or comparator therapies in the market, may delay our development timelines, increase our costs and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these circumstances occur, our business, financial condition, operating results, stock price and commercial prospects may be materially harmed.

Development of combination therapies may present more or different challenges than development of single agent therapies.

We have several ongoing and planned clinical trials testing the safety and efficacy of combination therapies, including: evaluating (i) vopimetostat in multiple different combinations, including with each of RevMed's RAS(ON) multi- and G12D- selective inhibitors, and with pembrolizumab and (ii) TNG456 with abemaciclib. We plan to evaluate vopimetostat with Erasca’s pan-RAS molecular glue. The clinical development of combination therapies may be more complex than the development of single agent therapies and generally requires that we are able to describe and demonstrate the contribution of each product to the safety and efficacy of the combination as a whole. This requirement may make the design and conduct of clinical trials more complex (which may cause delays in the trial or require additional data to be collected and analyzed, which, in turn, may limit any patent protection or regulatory exclusivity periods we have to market the product candidate). In addition, we expect this would increase the anticipated costs that we incur in connection with seeking regulatory approval of the combination or in commercializing a combination therapy. Further, the FDA's "combination rule" prohibits the FDA approving a fixed-dose combination product unless each component of a proposed drug product contributes to the claimed effects and the dosage of each component (amount, frequency, duration) is safe and effective for the intended population. This typically requires a clinical factorial study, designed to assess the effects attributable to each drug in the combination product, particularly when the ingredients are directed at the same sign or symptom of the disease or condition. Moreover, the applicable requirements for approval of a combination therapy may differ from country to country.

In the event that our product candidates fail to demonstrate sufficient safety and efficacy or establish their contribution to the claimed effects of a combination therapies, we would need to identify alternatives. In the event we are unable to do so or are unable to do so on commercially reasonable terms, our business and prospects would be materially harmed.

Moreover, following product approval of a combination therapy, the FDA or comparable foreign regulatory authorities may require that products used in conjunction with each other be cross labeled for combined use. To the extent that we do not have rights to the other product, this may require us to work with a third party to satisfy such a requirement (which we may be unable to do on reasonable terms, or at all). Moreover, developments related to the other product may impact our clinical trials for the combination as well as our commercial prospects should we receive regulatory approval. Such developments may include changes to the other product’s safety or efficacy profile, changes to the availability of the other product, quality, manufacturing and supply issues with respect to the other product, and changes to the standard of care.

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

Certain of our product candidates are being tested, and future product candidates may be used, in combination with one or more cancer therapies. The uncertainty resulting from the use of our product candidates in combination with other cancer therapies may make it difficult to accurately predict side effects in future clinical trials or the combination product may cause negative effects resulting from drug-drug interactions in clinical trials. As is the case with many treatments for cancer and rare diseases, it is likely that there may be side effects associated with the use of our product candidates. If significant adverse events or other side effects are observed in the clinical trials of our product candidates or when used in combination with another therapy, we may have difficulty recruiting patients to our clinical trials, patients may drop out of our clinical trials, or we may be required to abandon the trials or our development efforts of one or more product candidates altogether. We, the FDA or other applicable regulatory authorities, or an IRB, may suspend or terminate clinical trials of a product candidate at any time for various reasons, including a belief that subjects in such trials are being exposed to unacceptable health risks or adverse side effects. For example, in May 2024, we announced that we were discontinuing development of our TNG348 program due to liver toxicity observed in the dose escalation portion of our Phase 1/2 clinical trial. Even if the side effects do not preclude the monotherapy or the combination products from obtaining or maintaining regulatory approval, undesirable side effects may inhibit market acceptance of the approved combination products due to their tolerability versus other therapies. Any of these developments could materially harm our business, operating results, financial condition and prospects.

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

We currently conduct certain clinical trials outside the United States, and expect we will continue to do so in the future, and these jurisdictions may include countries in Europe, Asia, Australia or other foreign jurisdictions. For example, we are conducting clinical trials for vopimetostat in France and Spain and anticipate expanding to additional geographies for our upcoming pivotal trial. The acceptance of trial data from clinical trials conducted outside the United States by the FDA, or comparable foreign regulatory authorities, may be subject to certain conditions. In cases where data from clinical trials conducted outside the United States are intended to serve as the sole basis for regulatory approval in the United States, the FDA will generally not approve the application on the basis of foreign data alone unless: (i) the data are applicable to the United States population and United States medical practices, (ii) the trials were performed by clinical investigators of recognized competence and pursuant to Good Clinical Practices, or GCP, regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through on-site inspection or other appropriate means. Additionally, the FDA’s clinical trial requirements, including sufficient size of patient populations and statistical powering, must be met. Many foreign regulatory authorities have similar approval requirements. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the United States or the applicable jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates approval being significantly delayed, or not receiving regulatory approval or clearance for commercialization in the applicable jurisdiction.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, distribution, import and export are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities. Before we can commercialize any of our product candidates, we must obtain regulatory approval. Although we received FDA clearance of five of our IND applications for each of TNG908, vopimetostat, TNG260, TNG348, and TNG456, we have since discontinued development in TNG348 and TNG908. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. It is possible that our product candidates, including any product candidates we may seek to develop in the future, will never obtain regulatory approval. We have limited experience in filing and supporting the applications necessary to gain regulatory approvals and expect to rely on third-party CROs and/or regulatory consultants to assist us in this process. Securing regulatory approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended pharmacokinetics, side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use. In addition, regulatory authorities may find fault with our manufacturing process or facilities or that of third-party contract manufacturers. We and our third-party manufacturers that we expect to rely on for commercial production of our therapies, if approved, may also face greater than expected difficulty in manufacturing our product candidates.

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

The development and commercialization of new products in the biopharmaceutical and related industries is highly competitive. We compete in the segments of the pharmaceutical, biotechnology, and other related markets that address structural biology-guided chemistry-based drug design to develop therapies in the fields of cancer and genetic diseases. There are many other companies focusing on precision oncology to develop therapies in the fields of cancer and other diseases. Specifically, with respect to vopimetostat and TNG456, we are aware that Bristol Myers Squibb (which acquired Mirati), Amgen, AstraZeneca, BeOne and Abbisko each have a clinical MTA-cooperative PRMT5 inhibitor program that have commenced clinical trials, using the same mechanism of action as vopimetostat and TNG456. Other companies have announced PRMT5 inhibitor programs, including Gilead Sciences and IDEAYA Biosciences, and they may initiate clinical trials in the near future. Additionally, there are other indirect competitors running clinical trials in the PRMT5 inhibition space, including IDEAYA Biosciences, BeOne, Insilico Medicine and Servier Pharmaceuticals, which each have clinical MAT2A inhibitor programs.

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

The incidence and prevalence for the target patient populations of our programs and product candidates have not been established with precision. Vopimetostat and TNG456 are both oral small molecule inhibitors of PRMT5. We are developing vopimetostat for the treatment of patients with solid tumors with MTAP deletion, a genetic alteration that occurs in 10% to 15% of all human tumors, with a particular focus on pancreatic and lung cancer. Our next generation, brain-penetrant PRMT5 product candidate is TNG456. Since TNG456 crosses the blood-brain barrier in preclinical non-human primate models, our development program has a particular focus on patients with GBM. Additionally, TNG260 is a first-in-class, CoREST inhibitor, which reverses the immune evasion effect of STK11 loss-of-function mutations. STK11 loss-of-function mutations are a genetic alteration in approximately 20% of lung, 15% of cervical, 10% carcinoma of unknown primary, 5% of breast and 3% of pancreatic cancers. We are also currently or planning to run clinical trials of vopimetostat in combination with multiple different compounds, including RevMed’s RAS(ON) inhibitors and Erasca's pan-RAS molecular glue. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our product candidates, are based on our and third parties' estimates.

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

We do not have the ability to independently conduct clinical trials. We currently rely, and expect to continue to rely, on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct or otherwise support clinical trials for our product candidates, including our current and future Phase 1/2 clinical trials of vopimetostat (as a monotherapy and in combination), TNG260 and TNG456, and for any other product candidates that emerge from our precision oncology programs. We may also rely on academic and private non-academic institutions to conduct and sponsor clinical trials relating to our product candidates.

Since we rely on third parties for the execution of clinical trials for our product candidates, we control only certain aspects of their activities that will be important for the conduct of the trial (and such control that we do exercise may be based on contractual provisions that may be breached by the third-party). For example, for the Phase 1/2 clinical trials of vopimetostat, TNG456 and TNG260, we are and will rely on the same CRO for the conduct of each of these trials and, depending on the trial, one or a very limited number of manufacturers to manufacture the study drug to be used during the course of the trials. We are responsible for ensuring that each of our clinical trials is conducted and the applicable study drug is manufactured in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on a CRO or CDMO will not relieve us of our regulatory responsibilities. For any violations of laws and regulations during the conduct of our clinical trials, we could be subject to warning letters or enforcement action that may include civil penalties, suspension/hold or termination of trials and other penalties up to and including criminal prosecution.

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

Although we have designed all of our current Phase 1/2 clinical trials and anticipate that we will design our pivotal trial, the operational details of these trials will be executed by CROs, and we expect CROs will conduct all of our future clinical trials. As a result, many important aspects of our development programs, including their conduct and timing, are outside of our direct control. Our reliance on third parties to conduct future clinical trials also results in less direct control over the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may have staffing difficulties, fail to comply with contractual obligations, experience regulatory compliance issues, undergo changes in priorities or become financially distressed or form relationships with other entities, some of which may be our competitors.

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

In addition, funding provided by a collaborator might not be sufficient to advance product candidates under the collaboration. For example, although Gilead provided us with $175.0 million upfront payments and a $20.0 million equity investment in connection with our collaboration, we have since truncated the research term of this collaboration and anticipate that we will need additional funding to advance product candidates prior to receiving any milestones from the collaboration agreement with Gilead.

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

The API we use and that we may continue to use in all of our product candidates is supplied to us from one supplier. The drug product used in our product candidates is supplied by two manufacturers (and the manufacturer that produces the API is also one of the two suppliers of the drug product used in our current clinical trials). Our ability to successfully develop our product candidates, and to ultimately supply our commercial products in quantities (if approved by regulatory authorities) sufficient to meet the market demand (and to meet requirements in connection with our ongoing and planned clinical trials), depends in part on our ability to obtain the API and drug product for these products in accordance with regulatory requirements and in sufficient quantities for clinical testing and commercialization, when applicable. We are also unable to predict how changing global economic conditions or global health concerns, as well as potential supply chain disruptions or cost increases related thereto, will affect our third-party suppliers and manufacturers. The risks related to global economic and political changes and supply chain disruption could have a material impact since one of our two CDMOs is located in China.

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

Even if a patent is issued, that is not conclusive as to its inventorship, scope, validity or enforceability and therefore that patent may not afford adequate (or any) protection for our product candidates or future approved products or technology. On the basis of such inconclusiveness, third parties may challenge our patents. Furthermore, patents have a limited lifespan. In the United States and most other jurisdictions in which we have undertaken patent filings, the natural expiration of a patent is generally twenty years after it is filed, assuming all maintenance fees are paid. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Delays in our clinical trials or regulatory approval process may further reduce the effective patent protection period for our products, as patents generally expire 20 years from their earliest filing date regardless of when regulatory approval is obtained. As a result, patents we may own or in-license may not provide us with adequate and continuing patent protection sufficient to exclude others from commercializing drugs similar or identical to our current or future product candidates, including generic versions of our drugs. Nor can we be certain that we will obtain any patent term extension as permitted under the “Hatch-Waxman Amendments” which permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process.

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

Other parties have developed technologies that may be related or competitive to our own, and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own patent applications or issued patents, with respect to either the same compounds, methods, formulations or other subject matter, in either case that we may rely upon to dominate our patent position in the market. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until at least 18 months after the earliest priority date of patent filing, or, in some cases, not at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in patents we may own or in-license patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights cannot be predicted with any certainty. Additionally, obtaining broad patent protection for certain method-of-use claims and combination therapies may be challenging due to the existing body of scientific knowledge in these areas, and any patents that do issue may be subject to challenge or may be designed around by competitors.

If we obtain marketing approval for multiple indications using the same drug product and dosage form, and those indications are covered by different method-of-treatment patents with different expiration dates (for example, patents covering single-agent use versus combination therapy, or patents covering different diseases or patient populations), the commercial value of our later-expiring method-of-treatment patents may be significantly limited. Once the earliest method-of-treatment patent expires, generic manufacturers may enter the market under Section viii carve-outs that exclude only the specific patented methods from their approved labeling while still marketing the identical compound for non-patented indications. Because physicians may prescribe our products for any approved indication regardless of the generic's label, and because pharmacy benefit managers and formularies may substitute generic versions regardless of the intended indication, generic entry following expiration of our first method-of-treatment patent could result in substantial revenue erosion across all indications, including those still covered by later-expiring method-of-treatment or combination therapy patents. This could significantly limit our ability to maintain market exclusivity through patent life-cycle management strategies.

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

In some instances, we believe we may prevail in a patent infringement action. There can, however, be no assurance that the court will agree with our position or that it will decide any infringement case in our favor. Nor can we be certain that, if we do not prevail in litigation, we may be able to obtain a license to any third-party patent on commercially reasonable terms (or at all); successfully develop non-infringing alternatives on a timely basis (or at all); or license alternative non-infringing technology, if any exists, on commercially reasonable terms (or at all). Any impediment to our ability to manufacture, use or sell approved forms of our future products (if approved by regulatory authorities) or our product candidates could have a material adverse effect on our business and prospects.

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

• a court prohibiting us from developing, manufacturing, marketing or selling our current product candidates, including vopimetostat, TNG456 or TNG260 or future product candidates, or from using our proprietary technologies, unless the third party licenses its product, process or other rights to us, which it is not required to do, on commercially reasonable terms or at all;

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

Certain of our collaboration agreements involve jointly-owned intellectual property, and in some cases our collaboration partners control the prosecution and maintenance of patent applications and patents covering jointly-developed inventions. We may have limited input or control over the form, content, or timing of patent applications filed by our collaboration partners, and such applications may not be prosecuted in a manner consistent with our best interests. Additionally, jointly-owned intellectual property may be difficult to enforce, and the procedures for licensing or assigning such rights may be more complex than for solely-owned intellectual property. If our collaboration partners fail to adequately prosecute or maintain jointly-owned patents, or if disputes arise regarding ownership of improvements or the scope of rights granted under our collaboration agreements, our competitive position could be materially harmed.

Certain of our product candidates are being developed in combination with compounds owned or controlled by our collaboration partners. Our ability to develop and commercialize these combination therapies depends on our continued access to our partners' compounds and on the maintenance of our collaboration agreements. If any such collaboration is terminated, or if our partners fail to perform their obligations, our access to compounds that are essential to our combination therapy strategies may become more difficult or costly to obtain.

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

If the FDA determines that a product candidate offers a treatment for a serious or life-threatening condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months from the date of filing, rather than the standard review period of ten months from the date of filing. We may request priority review for our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status to a product candidate, so even if we believe a particular product candidate is eligible for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful or may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

As part of our business strategy, we may seek orphan drug designation for certain of our product candidates, and we may be unsuccessful in obtaining such designation. Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a drug as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of

200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. The FDA granted Orphan Drug Designation to vopimetostat for the treatment of soft tissue sarcoma and of pancreatic cancer, and to TNG456 for the treatment of malignant glioma.

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

We may seek a breakthrough therapy designation for some of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA may also be eligible for rolling review, priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that such product candidates no longer meet the conditions for qualification and rescind the designation or decide that the time period for FDA review or approval will not be shortened.

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

We may seek accelerated approval of our current or future product candidates, where applicable, using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. These confirmatory trials must be completed with due diligence. Under the Food and Drug Omnibus Reform Act of 2022, or FDORA, the FDA is permitted to require that a post-approval confirmatory study or studies be under way prior to approval or, in limited circumstances, within a specified time period after the date accelerated approval was granted. FDORA also requires sponsors to send updates to the FDA every 180 days on the status of such studies, including progress toward enrollment targets, and the FDA must promptly post this information publicly. FDORA also gives the FDA increased authority to withdraw approval of a drug or biologic granted accelerated approval on an expedited basis if the sponsor fails to conduct such studies in a timely manner, send the necessary updates to the FDA, or if such post-approval studies fail to verify the drug’s predicted clinical benefit. Under FDORA, the FDA is empowered to take action, such as issuing fines, against companies that fail to conduct with due diligence any post-approval confirmatory study or submit timely reports to the agency on their progress. In addition, the FDA currently requires, unless otherwise informed by the agency, pre-approval of promotional materials for products receiving accelerated approval, which could adversely impact the timing of the commercial launch of the product. Even if we seek to utilize the accelerated approval pathway, we may not be able to obtain accelerated approval. Even if we do receive accelerated approval, we may not experience a faster development or regulatory review or approval process, and receiving accelerated approval does not provide assurance of traditional FDA approval.

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

Government funding of the SEC and other government agencies on which our operations may rely, and those that provide funding for research and development activities that is required by third parties we enter into agreements with, is subject to the political process, which is inherently fluid and unpredictable. For example, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, in some instances have had to furlough critical FDA, SEC and other government employees and stop or delay critical activities. A prolonged government shutdown, significant leadership, personnel, and/or policy changes, or other substantial modification in agency activities (including due to global health concerns, the policies of the Trump administration, and/or geopolitical factors) could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Also, state governments may seek to address or react to changes at the federal level with changes to their regulatory frameworks in a manner that could impact our operations.

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

On April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices, including eliminating the so-called “pill penalty” under the Inflation Reduction Act that creates a distinction between small molecule and large molecule products for purposes of determining when a drug may be eligible for drug price negotiation. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the Administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security... including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Notably, a similar “Most Favored Nation” pricing rule enacted under the first Trump Administration was subject to an injunction resulting from judicial challenges to the rule, which was formally rescinded by the former Biden Administration in August 2021.

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

Increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Recent CMS proposals, including the GLOBE, GUARD, and GENEROUS, could materially impact the Company’s revenue.

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

• clinical trial holds;

• fines, FDA Form 483s, untitled letters, warning letters or other regulatory enforcement action;

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

We operate globally and, if approved, we may sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we conduct clinical trials, where we may seek to obtain approval of our products or where may sell our products (if approved by regulatory authorities for sale), such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us and our operations. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, on February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China (we obtain certain drug product and API from vendors in China and our sole supplier of API is located in China). Historically, tariffs have led to increased trade and political tensions. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.

Risks Related to Employee Matters and Managing Anticipated Growth

Our future success depends on our ability to retain key executives and experienced scientists and to attract, retain and motivate qualified personnel.

We are highly dependent on many of our key employees and members of our executive management team as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and clinical trial and commercialization strategies. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Like other companies in our industry, we, and our third-party vendors, have experienced threats and cybersecurity incidents relating to our information technology systems and infrastructure. A security breach, incident or compromise, whether through a successful cyberattack, cyber intrusion or otherwise, could result in the theft or destruction of intellectual property, data, or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include wrongful conduct by hostile foreign governments, industrial espionage, wire fraud and other forms of cyber fraud, the deployment of harmful malware, ransomware, the theft, fraud, and subsequent misuse of employee credentials, wrongful conduct by insider employees or vendors, computer viruses, attacks enhanced or facilitated by AI, denial-of-service attacks, social engineering tactics (including phishing), wrongful intrusion, data breaches, or other means to threaten the security, confidentiality, integrity and availability of our information technology systems and data. A security incident, data breach, or compromise, whether through a successful cyberattack or otherwise, could cause serious negative consequences for us, including, without limitation, the disruption of operations, the misappropriation of confidential business information, including the compounds we are developing, our screening platform technology, financial information, trade secrets, financial loss and the disclosure of corporate strategic plans. Attempts to disrupt or gain unauthorized access to our and our third-party service providers’ information systems from malicious third parties or insider threats may incorporate widely varying and frequently changing tactics, which may be enhanced or facilitated by AI. Although we have implemented various measures designed to protect our information technology systems, there can be no assurance that our efforts will prevent security breaches, incidents or other compromises that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. Any failure to prevent or mitigate security breaches, incidents or compromises could lead to improper access to, use of, or disclosure of our proprietary or confidential information (including clinical data or patients’ personal data) and could result in significant liability under various data protection laws, including state (e.g., state breach notification laws), federal (e.g., HIPAA, as amended by HITECH), and international laws (e.g., the GDPR) and may cause a material adverse impact to our reputation, affect our ability to continue existing clinical trials and conduct new clinical trials and potentially disrupt our business.

We rely on our third-party providers to implement effective security measures and identify and correct for any such failures, deficiencies or breaches of our systems. If we or our third-party providers fail to maintain or protect our information technology systems and data integrity effectively or fail to anticipate, plan for or manage significant disruptions to our information technology systems, we or our third-party providers could have difficulty preventing, detecting and controlling cyber-attacks and any such attacks could result in the losses described above as well as disputes with physicians, patients and our partners and collaborators, regulatory sanctions or penalties, increases in operating and other expenses or lost revenue or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cash flows. Any failure by such third parties to prevent or mitigate security breaches, incidents or compromises, or any improper access to or disclosure of proprietary or confidential information, could have adverse consequences for our business and our reputation. If we are unable to prevent or mitigate the impact of such security breaches, incidents, or other compromises, we could be exposed to litigation and governmental investigations and related fines and penalties. Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our privacy and data security obligations. Further, although we maintain cyber liability insurance, this insurance may not provide adequate coverage against potential liabilities related to any experienced cybersecurity incident or breach.

Certain state laws govern the privacy and security of health information, many of which are not preempted by HIPAA and differ from each other in significant ways, thus complicating compliance efforts. In California, for example, the California Consumer Privacy Act, or CCPA (and its amendments), requires covered businesses to comply with specific privacy and security obligations regarding their handling of personal information of California residents, such as providing the ability to opt-out of certain sales or transfers of their personal information to third parties. The CCPA provides for civil penalties for violations, as well as a private right of action for certain types of data breaches. Similarly comprehensive privacy laws have been passed in numerous other U.S. states which contain several key differences in their scope, application and enforcement. Several states have passed laws specifically regulating consumer health information. For example, Washington State’s My Health My Data Act regulates the collection and sharing of consumer health data, which is broadly defined under the law, and includes a private right of action, which could increase the risk of litigation. Similar consumer health laws are in force in Connecticut and Nevada, while other states have proposed or passed legislation that regulates the privacy and security of certain specific types of personal information, including biometric data.

Further, the collection and processing of personal information of individuals in the European Economic Area (EEA) and the UK is subject to the EU and UK General Data Protection Regulation (collectively, the “GDPR”). The GDPR applies to companies inside and outside the EEA/UK that offer goods or services to, or monitor the behavior of, individuals in those jurisdictions. It imposes extensive obligations relating to lawful processing, data security, individual rights, accountability, and cross-border data transfers. Violations may result in fines of up to €20 million (£17.5 million under the UK GDPR) or 4% of global annual revenue, whichever is greater, and may give rise to regulatory enforcement actions and private claims for damages.

Additionally in the EU, the NIS 2 Directive, or NIS 2, is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EU within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU Member State. EU Member States had until 17 October 2024 to transpose NIS 2 into national legislation, although some countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent we are subject to NIS 2, we will require additional investment of our resources in compliance programs and will potentially come under greater regulatory scrutiny. Under NIS 2 companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.

These various privacy and security laws may impact our business activities, including our identification of patients who meet the inclusion criteria for our clinical trials, relationships with business partners, and ultimately the marketing and distribution of our products (if approved by regulatory authorities). If we, third-party CMOs, CROs or other contractors or consultants fail to comply with U.S. and international data protection laws and regulations, we could face government enforcement actions (which could include civil or criminal penalties) or private litigation, which would require additional investment of resources, limit our ability to use personal data, and result in adverse publicity which could negatively affect our operating results and business. Claims that we or our third-party service providers have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could result in adverse publicity that could harm our business, increase our costs and negatively affect our reputation.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

We may use, and our vendors may incorporate artificial intelligence, or AI, ,both in our own development and implementation of AI and through the adoption of commercially available tools. The use of AI presents risks and challenges that could adversely impact our business and reputation, including risks relating to cybersecurity, privacy, information technology, confidentiality, intellectual property and others. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks, surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement. The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner.

Regulation related to AI is evolving as new laws are implemented globally which could increase the burden and operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. Development, use, and deployment of AI technologies could pose cybersecurity, data privacy, IT, intellectual property, regulatory, legal, operational, competitive, reputational, and other risks and challenges that could affect our business. Specifically, risks related to bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks such as model poisoning or data poisoning, surveillance, data leakage, loss of consensus reality, inequality, environmental harms, and other harms may flow from our development, use, or deployment of AI technologies. We expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (AI Act) — the world’s first comprehensive AI law — entered into force in August 2024, with important sections scheduled to become effective in August 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including on deployment of AI in healthcare settings. At the federal level, the current administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The U.S. Food and Drug Administration, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. If we develop or use AI systems that are governed by the these laws or regulations, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific, potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to enforcement or litigation in the event of any perceived non-compliance. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security.

Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

We are committed to implementing governance and control measures to mitigate these risks, but there can be no assurance that such measures will adequately prevent or mitigate the adverse effects that the integration and use of AI may have on our business, financial condition and results of operations.

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As of December 31, 2025, we had 137 full-time employees. We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product development and strategy, clinical trial operations, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, medical affairs, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the planned expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Based on our common stock outstanding as of December 31, 2025, a limited number of shareholders hold greater than a majority of our outstanding voting stock. These stockholders, acting together, would be able to significantly influence all matters requiring stockholder approval. For example, these stockholders would be able to significantly influence elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. These stockholders may have interests, with respect to their common stock, that are different from those of other investors and the concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by delaying, deferring or preventing a change of control of us, impeding a merger, consolidation, takeover or other business combination involving us or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in the ownership of its equity over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and certain other pre-change tax attributes to offset its post-change income may be limited. We have experienced such ownership changes in the past, and we may experience ownership changes in the future as a result of shifts in our stock ownership, some of which are outside our control. The Company has performed an analysis of ownership changes through December 31, 2021, and determined that on February 6, 2017 and August 17, 2020, ownership changes had occurred. Based on this analysis, the

Company’s ability to use its pre-change tax attributes to offset federal and state taxable income are subject to annual limitations and a portion of the attributes generated prior to February 6, 2017, will expire unutilized, which could potentially result in an increased future tax liability. The Company previously adjusted its deferred tax assets and valuation allowance balance for the affected tax attribute carryforwards to reflect the expiration of the attributes. There have been no changes to the limitations as of December 31, 2025.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. However, as we are now a smaller reporting company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, if we are not able to continue to meet these requirements, we may not be able to remain listed on Nasdaq.

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

There are a number of components of our risk management program. We leverage external third parties for security testing on an annual basis, including penetration testing. We consistently monitor critical risks from cybersecurity threats using automated tools and have a process to implement mitigation plans. Our Security Committee, headed by the Vice President of IT and the Vice President, Legal assesses and monitors any identified security incidents that impact us or our external partners. Furthermore, we assess and review the cybersecurity practices of third parties who have access to our systems and/or process our sensitive information. This assessment may involve requesting Systems and Organization Controls Type 2 reports (SOC2 reports), conversations with our Vice President of IT, and the inclusion of contractual requirements to maintain data protection safeguards and timely notification if the third party experiences a security incident which may have a critical impact on our business or our data. Additionally, we conduct cybersecurity awareness training for employees during onboarding and throughout the year, and we conduct regular phishing simulations in an effort to raise awareness of spoofed or manipulated electronic communications and other cybersecurity threats.

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

Holders of Common Stock

As of February 26, 2026, there were approximately 15 stockholders of record of our common stock. Certain shares are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number of stockholders of record.

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

The following performance graph compares the performance of our common stock to the Nasdaq Composite Index and to the Nasdaq Biotechnology Index from September 3, 2020, the date on which our common stock first began trading on the Nasdaq Global Market, through December 31, 2025. The comparison assumes $100 was invested in our common stock and in each of the foregoing indices after the market closed on September 3, 2020. We have not paid any dividends on our common stock, and no dividends are included in the representation of the performance of our common stock. The stock price performances included in this graph are based on historical results and are not necessarily indicative of, nor intended to, forecast future stock price performance.

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

Unregistered Sales of Equity Securities

During the year ended December 31, 2025, we did not issue or sell any unregistered securities not previously disclosed in an Annual Report on Form 10-K or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2025. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Overview

Tango Therapeutics was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We leverage our state-of-the-art target and drug discovery platforms to identify novel disease-relevant targets and develop medicines tailored to defined patient populations with high unmet medical need. Our novel small molecules are designed to be selectively active in cancer cells with specific genetic alterations, killing those cancer cells while sparing normal cells. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

We are currently focused on clinical development of two MTAP-deleted selective PRMT5 inhibitors: vopimetostat (TNG462) for non-CNS cancers, both as a monotherapy and in combination with RAS inhibitors, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including glioblastoma (GBM).

In October 2025, we reported positive data from the ongoing Phase 1/2 clinical trial of vopimetostat monotherapy in patients with MTAP-deleted selective cancers, illustrating clinical activity across multiple cancer types with a favorable safety and tolerability profile. Specifically, the data in second-line MTAP-deleted pancreatic cancer demonstrated a median progression free survival (mPFS) of 7.2 months and 25% objective response rate (ORR), supporting the planned initiation of a 2L pivotal trial in this patient population in 2026. The histology selective cohort, which excludes sarcoma, pancreatic and lung cancer patients, also showed positive data, with a mPFS of 9.1 months and 49% ORR. We are evaluating the development path for the histology selective cohort, as well as for selected indications as stand-alone development opportunities. Lastly, emerging data from the lung cancer cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in 2026.

We are focused on evaluating the combination of vopimetostat with RAS inhibitors, given the overlap in patient populations, robust preclinical data supporting potential strong combination effect in clinical trials, and favorable clinical efficacy, durability, and safety profiles observed with each drug individually. We believe this approach may enable a development path for chemotherapy-free first-line and potentially second-line therapies for MTAP-deleted/RAS-mutated patients with pancreatic and lung cancer. In June 2025, we treated the first patient in our combination clinical trial evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines), which enrolled 30 patients as of December 24, 2025. Both combinations have been well-tolerated to date with exposures in the active range for all compounds with encouraging early efficacy data. We anticipate providing a safety and efficacy update from this trial in 2026. Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, we entered into a clinical trial collaboration and supply agreement (CTCSA) with Erasca, Inc., or Erasca, to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost.

TNG456 is a brain-penetrant PRMT5 inhibitor. In May 2025, the first patient was treated with TNG456 in the dose escalation portion of the Phase 1/2 clinical trial to evaluate the safety, pharmacokinetics, pharmacodynamics and antitumor activity of TNG456 as a monotherapy. The trial is currently enrolling patients with MTAP-deleted solid tumors, with a focus on GBM. We anticipate providing a safety and efficacy update from this trial in 2026.

TNG961 is a novel, potent and selective molecular glue development candidate targeting HBS1L for degradation in solid tumors in FOCAD-deleted/MTAP-deleted cancers. FOCAD deletion occurs in 20-40% of all MTAP-deleted cancers due to the collateral loss with the tumor suppressor gene CDKN2A/B on chromosome 9p21. Cancers with FOCAD loss are dependent on HBS1L for mRNA processing, thus protein synthesis. By degrading HBS1L and disrupting the HBS1L/PELO complex, TNG961 causes tumor regression in FOCAD-deleted preclinical models of multiple histologies. TNG961 is in the IND-enabling phase of development.

TNG260 is a first-in-class CoREST inhibitor. In November 2025, we announced that patients with checkpoint inhibitor resistant STK11 mutant/KRAS wild-type NSCLC receiving clinically active doses of TNG260 plus pembrolizumab had a mPFS of 29 weeks (n=5), more than double the standard of care PFS of ~10 weeks. 80 mg QD of TNG260 was selected for dose expansion, which is ongoing for patients.

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Through December 31, 2025, we have raised an aggregate of $1.1 billion from such transactions, including $857.0 million in aggregate gross proceeds from the sale of preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" stock offering programs, and $237.1 million through our collaboration with Gilead. Additionally, during the first quarter of 2026, and through March 2, 2026, we have received gross proceeds of $62.1 million from our "at-the-market" stock offering program.

We expect that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2025 of $343.1 million, will enable us to fund our operating expenses and capital expenditure requirements into 2028. Since inception, we have incurred significant operating losses. For the years ended December 31, 2025, 2024, and 2023 our net losses were $101.6 million, $130.3 million, and $101.7 million, respectively. We had an accumulated deficit of $603.2 million as of December 31, 2025. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, incur accounting, audit, legal, regulatory, consulting, and other costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

We do not have any product candidates approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates, if ever. In addition, if we obtain regulatory approval for our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements, as and when needed, could have a negative effect on our business, results of operations and financial condition.

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

Liquidity and Capital Resources

In October 2025, we completed an underwritten offering and a concurrent private placement for the issuance of a total of 22,755,438 shares of common stock at a price of $8.66 per share and pre-funded warrants to purchase 3,226,458 shares of common stock at a purchase price of $8.659 per pre-funded warrant, resulting in gross proceeds of $225.0 million. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. After deducting expenses related to the offering and private placement of $13.2 million, net proceeds were $211.8 million. Both transactions closed on October 24, 2025. Net proceeds from all financing activities will be used to advance our pipeline and for working capital and other general corporate purposes.

In November 2025, we entered into a sales agreement (the Leerink Sales Agreement) with Leerink Partners LLC (Leerink) which permitted us to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Leerink, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Leerink Sales Agreement by the Company or Leerink. As of March 2, 2026, we had sold 4,953,078 shares of common stock under this stock offering program for gross proceeds of $62.1 million.

In September 2022, we entered into a sales agreement (the Jefferies Sales Agreement) with Jefferies LLC (Jefferies) which permitted us to sell shares of our common stock through Jefferies, as sales agent. In November 2025, the Jefferies Sales Agreement was terminated. At the time of the termination of the Jefferies Sales Agreement, we had sold 4,001,200 shares of common stock under this stock offering program for gross proceeds of $43.0 million.

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

Collaboration Agreements with Gilead Sciences

In October 2018, we entered into a collaboration agreement (the 2018 Gilead Agreement) with Gilead Sciences, Inc. (Gilead), under which we received an initial upfront payment of $50.0 million. In August 2020, the 2018 Gilead Agreement was expanded into a broader collaboration via an amended and restated research collaboration and license agreement (the Gilead Agreement), under which we received an upfront payment of $125.0 million. Upfront payments totaling $175.0 million and subsequent research extension fees totaling $24.0 million were recorded as deferred revenue on our balance sheet and recognized as revenue as or when the performance obligation under the contract was satisfied. In June 2024, Gilead licensed a program for a $12.0 million fee, which was recognized as license revenue in the second quarter of 2024.

In August 2025, the Company and Gilead mutually agreed to truncate the research term of the collaboration and license agreement from seven to five years, concluding the research portion of the collaboration. There was no financial penalty to the Company as a result, no licensed programs were returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future research obligations and the remaining unrecognized deferred revenue balance at the time of truncating the collaboration agreement of $53.8 million was recognized as revenue in the third quarter of 2025.

As of December 31, 2025, all $199.0 million has been recognized as collaboration revenue related to the upfront and research option-extension payments from the Gilead Agreements.

During the years ended December 31, 2025, 2024, and 2023, we recognized $62.4 million, $30.0 million, and $31.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

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

•
external research and development expenses incurred under agreements with contract research organizations, or CROs, vendors and consultants that conduct our preclinical and clinical studies, as well as other development activities related to our product candidates;
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

Our direct external research and development expenses consist primarily of fees paid to CROs, as well as outside vendors and consultants in connection with our preclinical and clinical development and manufacturing activities. We track these external research and development costs on a program-by-program basis once we have identified a product candidate.

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

The following table summarizes our research and development expenses:

	Year Ended December 31,
	2025	2024
	(in thousands)
vopimetostat direct program expenses	$26,522	$16,161
TNG456 direct program expenses	6,557	4,531
TNG260 direct program expenses	6,278	9,382
TNG961 direct program expenses	5,675	—
TNG908 direct program expenses*	5,027	13,587
TNG348 direct program expenses**	—	5,476
Discovery direct program expenses	10,167	24,440
Unallocated research and development expenses:
Personnel-related expenses	51,474	51,457
Facilities and other related expenses	20,465	18,884
Total research and development expenses	$132,165	$143,918

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

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct discovery and research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to continue to, increase significantly with the commencement and continuation of our current and planned clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the years ended December 31, 2025 and 2024.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Collaboration revenue	$62,384	$29,969	$32,415
License revenue	—	12,100	(12,100)
Total revenue	62,384	42,069	20,315
Operating expenses:
Research and development	132,165	143,918	(11,753)
General and administrative	41,508	43,746	(2,238)
Total operating expenses	173,673	187,664	(13,991)
Loss from operations	(111,289)	(145,595)	34,306
Other income:
Interest income	5,630	7,890	(2,260)
Other income, net	4,069	7,611	(3,542)
Total other income, net	9,699	15,501	(5,802)
Loss before income taxes	(101,590)	(130,094)	28,504
Provision for income taxes	(4)	(208)	204
Net loss	$(101,594)	$(130,302)	$28,708

Collaboration Revenue

Collaboration revenue of $62.4 million and $30.0 million for the years ended December 31, 2025 and 2024, respectively, was derived from the Gilead collaboration. All remaining deferred revenue from the upfront and research option-extension payments under the collaboration were recognized as revenue during the year ended December 31, 2025 as a result of the truncation of the collaboration agreement which concluded all research activities.

License Revenue

License revenue was $0 and $12.1 million for the years ended December 31, 2025 and 2024, respectively. The revenue recognized during the second quarter of 2024 was primarily due to licensing a program to Gilead for $12.0 million during the period.

Research and Development Expenses

Research and development expense was $132.2 million for the year ended December 31, 2025 compared to $143.9 million for the year ended December 31, 2024. The decrease of $11.7 million was mainly driven by a $14.0 million decrease due to the discontinuation of the TNG908 and TNG348 clinical programs, a $3.1 million decrease in TNG260 clinical trial costs and lower discovery program expenses. This decrease was partially offset by increased spend related to the advancement of the vopimetostat, TNG456 and TNG961 clinical programs.

General and Administrative Expenses

General and administrative expense was $41.5 million for the year ended December 31, 2025 compared to $43.7 million for the year ended December 31, 2024. The decrease of $2.2 million was primarily due to a decrease in personnel-related costs, including share-based compensation expense.

Interest Income

Interest income was $5.6 million for the year ended December 31, 2025 compared to $7.9 million for the year ended December 31, 2024. The decrease of $2.3 million was primarily due to a higher average portfolio balance in 2024 compared to 2025 combined with declining rates throughout 2025.

Other Income, Net

Other income, net was $4.1 million for the year ended December 31, 2025 compared to $7.6 million for the year ended December 31, 2024, with the decrease primarily attributed to lower accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for the year ended December 31, 2025 compared to $0.2 million for the year ended December 31, 2024. The income tax provision amount for both periods is primarily attributable to state taxes on interest income earned on marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from our former collaboration agreement with Gilead. Through December 31, 2025, we have raised an aggregate of $1.1 billion from such transactions, including $857.0 million in aggregate gross proceeds from the sale of pre-public entity preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" stock offering programs, and $237.1 million through our former collaboration with Gilead. Additionally, during the first quarter of 2026, and through March 2, 2026, we have received gross proceeds of $62.1 million from our "at-the-market" stock offering program. As of December 31, 2025, we had cash and cash equivalents and marketable securities of $343.1 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of December 31, 2025 of $343.1 million will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for each of the years presented:

	Year Ended December 31,
	2025	2024	Change
	(in thousands)
Net cash used in operating activities	$(138,886)	$(131,501)	$(7,385)
Net cash (used in) provided by investing activities	(40,865)	86,126	(126,991)
Net cash provided by financing activities	222,500	47,664	174,836
Net increase in cash, cash equivalents and restricted cash	$42,749	$2,289	$40,460

Operating Activities

Net cash used in operating activities was $138.9 million for the year ended December 31, 2025 compared to net cash used in operating activities of $131.5 million for the year ended December 31, 2024. The increase in net cash used in operating activities for the twelve months ended December 31, 2025 was primarily due to a decrease in operating assets and liabilities, including a deferred revenue decrease driven by the truncation of the Gilead collaboration in August of 2025, which was partially offset by a decrease in net loss.

Investing Activities

Net cash used in investing activities was $40.9 million for the year ended December 31, 2025 compared to net cash provided by investing activities of $86.1 million for the year ended December 31, 2024. The change was primarily due to an increase in purchases of marketable securities and a decrease in sales and maturities of marketable securities as compared to the year ended December 31, 2024.

Financing Activities

Net cash provided by financing activities was $222.5 million for the year ended December 31, 2025 compared to net cash provided by financing activities of $47.7 million for the year ended December 31, 2024. The cash provided by financing activities for the twelve months ended December 31, 2025 consisted of the net proceeds received from our underwritten offering and concurrent private placement of common shares and pre-funded warrants to purchase common shares in October 2025 of $211.8 million, as well as the cash provided from the exercises of stock options and ESPP purchases. The cash provided by financing activities for the twelve months ended December 31, 2024 consisted of the $41.7 million in net proceeds received from our "at-the-market" stock offering program in January 2024, as well as the cash provided from the exercises of stock options and ESPP purchases .

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2025 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$44,367	$5,308	$12,077	$12,813	$14,169
Total	$44,367	$5,308	$12,077	$12,813	$14,169

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at December 31, 2025. Refer to Note 7 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination on notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of December 31, 2025.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of December 31, 2025 and December 31, 2024, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in this Annual Report on Form 10-K for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in this Annual Report on Form 10-K for the year ended December 31, 2025, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed in Note 2 to our audited consolidated financial statements and related notes in this Annual Report on Form 10-K for the year ended December 31, 2025.

Smaller Reporting Company Status

As of June 30, 2025, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the our voting and non-voting common equity held by non-affiliates, based on the closing price of the shares of common stock on The Nasdaq Stock Market LLC on June 30, 2025, was approximately $528.4 million. As the market value of our stock held by non-affiliates was less than $560 million on the measurement date and our annual revenue was less than $100 million during the most recently completed fiscal year, our filer status changed to non-accelerated filer and we again qualify as a “smaller reporting company.” We may continue to be a smaller reporting company if either (i) the market value of our stock held by non-affiliates is less than $250 million or (ii) our annual revenue was less than $100 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700 million. As a smaller reporting company we may rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to certain market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates.

Interest Rate Risk

We had cash, cash equivalents and marketable securities of $343.1 million and $257.9 million as of December 31, 2025 and December 31, 2024, respectively, which consisted of cash, money market funds, U.S. Treasury bills and U.S. government agency bonds. Interest income is sensitive to changes in the general level of interest rates. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, we believe an immediate 1% change in interest rates would not have a material effect on the fair market value of our investment portfolio. We have the ability to hold our investments until maturity, and therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our reporting and functional currency is the U.S. dollar. We currently do not have significant exposure to foreign currencies as we hold no foreign exchange contracts, option contracts, or other foreign hedging arrangements. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Effects of Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our operations may be subject to inflation in the future. Inflation generally affects us by increasing our cost of labor, clinical trial and manufacturing costs and indirectly increasing interest rates. We have not seen a significant impact from inflation on our business, financial condition or results of operations during the twelve months ended December 31, 2025. However, if inflation were to increase, or remain at an elevated level for an extended period of time, our costs are likely to increase, which may negatively impact our cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 1t5d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the independent registered public accounting firm due to our filer status changing to non-accelerated filer and we again qualify for exemption as a smaller reporting company.

Item 9B. Other Information

Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 under Regulation S-K, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Adam Crystal, President of Research and Development	10/27/2025	Rule 10b5-1 Trading Arrangement	Up to 355,506 shares to be sold	10/31/2026	N/A	N/A

(1) This trading arrangement, identified as a “Rule 10b5-1 Trading Arrangement” is intended to satisfy the affirmative defense of Rule 10b5-1(c).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or SEC, within 120 days after the end of the fiscal year ended December 31, 2025, with respect to our 2025 Annual Meeting of Stockholders and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this Item 11 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Our independent public accounting firm is PricewaterhouseCoopers LLP, Boston, Massachusetts, PCAOB Auditor ID 238.

The information required by this Item 14 will be included in our definitive proxy statement to be filed with the SEC, within 120 days after the end of the fiscal year ended December 31, 2025, with respect to our 2026 Annual Meeting of Stockholders and is incorporated herein by reference.

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
3.1

Second Amended and Restated Certificate of Incorporation of Tango Therapeutics, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

3.2

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025).

3.3	Amended and Restated Bylaws of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 4.2 to the Registrant’s registration statement on Form S-8 filed with the SEC on October 14, 2021).
4.1	Specimen Common Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4/A filed by the Registrant on July 15, 2021).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Registrant on March 27, 2023).
4.3	Tango Therapeutics, Inc. Form of Pre-Funded Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Registrant on August 10, 2023).
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

10.12

Tango Therapeutics, Inc. 2023 Inducement Plan and forms of award agreements thereunder (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed by the Registrant on February 7, 2023).

10.13#	Amended and Restated Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed by the Registrant on August 7, 2024).
10.14

Securities Purchase Agreement between Tango Therapeutics, Inc. and the parties thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 10, 2023).

10.15#

Amended and Restated Employment Agreement, dated as of January 8, 2026 by and between the Company and Barbara Weber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 8, 2026).

10.16#

Employment Agreement, dated as of January 8, 2026 by and between the Company and Malte Peters (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 8, 2026).

19.1	Insider Trading Policy of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed by the Registrant on February 27, 2025).
21.1	List of subsidiaries of Tango Therapeutics, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2024).
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm of Tango Therapeutics, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Tango Therapeutics, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed by the Registrant on March 18, 2024).
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Tango Therapeutics, Inc.

Date: March 5, 2026	By:	/s/ Malte Peters
Malte Peters, MD
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Malte Peters, Daniella Beckman and Julie Fogarty, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Malte Peters	President and Chief Executive Officer, Director	March 5, 2026
Malte Peters, MD	(Principal Executive Officer)

/s/ Daniella Beckman	Chief Financial Officer	March 5, 2026
Daniella Beckman	(Principal Financial Officer)

/s/ Barbara Weber, MD	Executive Chairman of the Board of Directors	March 5, 2026
Barbara Weber, MD

/s/ Alexis Borisy	Director	March 5, 2026
Alexis Borisy

/s/ Lesley Ann Calhoun	Director	March 5, 2026
Lesley Ann Calhoun

/s/ Kanishka Pothula	Director	March 5, 2026
Kanishka Pothula

/s/ John Ketchum	Director	March 5, 2026
John Ketchum

/s/ Sung Lee	Director	March 5, 2026
Sung Lee

/s/ Mace Rothenberg	Director	March 5, 2026
Mace Rothenberg, MD

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Tango Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Tango Therapeutics, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Certain Research and Development Expenses

As described in Note 2 to the consolidated financial statements, research and development expenses consist primarily of costs incurred for the Company’s drug discovery efforts and the development of product candidates. These expenses include salaries, employee benefits, and stock-based compensation expense for the Company’s research and development personnel, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside contract research organizations (CROs), vendors, and consultants to conduct research and development activities including costs of clinical trials, manufacturing, and other development activities, as well as the allocable portions of facility costs, such as rent, utilities, and general support services. All costs associated with research and development are expensed as incurred. Management estimates the Company’s accrued research and development expenses as of each balance sheet date in the Company’s financial statements based on facts and circumstances known to the Company at that time. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly. The Company’s research and development expenses for the year ended December 31, 2025 were $132.2 million, a portion of which relates to certain research and development expenses.

The principal consideration for our determination that performing procedures relating to certain research and development expenses is a critical audit matter is a high degree of auditor effort in performing procedures related to certain research and development expenses.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, testing certain research and development expenses on a sample basis by agreeing relevant information, which include overall contract value, expenses incurred to date, and percentage of completion, to the (i) underlying contracts with CROs, vendors and consultants engaged to conduct research and development activities; (ii) purchase orders; (iii) invoices received; (iv) underlying payments made for expenses incurred on the contracts; and (v) external confirmations or communications obtained by management from CROs, vendors and consultants.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 5, 2026

We have served as the Company's auditor since 2017.

TANGO THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$112,279	$69,530
Marketable securities	230,859	188,387
Restricted cash	428	—
Prepaid expenses and other current assets	10,190	8,426
Total current assets	353,756	266,343
Property and equipment, net	6,868	8,102
Operating lease right-of-use assets	35,624	39,476
Restricted cash, net of current portion	2,139	2,567
Other assets	303	4
Total assets	$398,690	$316,492
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,182	$1,601
Accrued expenses and other current liabilities	17,759	16,497
Operating lease liabilities	2,738	2,454
Deferred revenue	—	17,618
Total current liabilities	21,679	38,170
Operating lease liabilities, net of current portion	30,832	34,039
Deferred revenue, net of current portion	—	44,766
Total liabilities	52,511	116,975
Commitments and contingencies (Note 8)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of December 31, 2025 and 2024, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at December 31, 2025 and December 31, 2024, respectively; 135,940,454 and 107,729,343 shares issued and outstanding as of December 31, 2025 and 2024, respectively	136	108
Additional paid-in capital	948,971	700,631
Accumulated other comprehensive income	224	336
Accumulated deficit	(603,152)	(501,558)
Total stockholders’ equity	346,179	199,517
Total liabilities and stockholders’ equity	$398,690	$316,492

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Collaboration revenue	$62,384	$29,969	$31,527
License revenue	—	12,100	5,000
Total revenue	62,384	42,069	36,527
Operating expenses:
Research and development	132,165	143,918	115,198
General and administrative	41,508	43,746	35,502
Total operating expenses	173,673	187,664	150,700
Loss from operations	(111,289)	(145,595)	(114,173)
Other income:
Interest income	5,630	7,890	6,619
Other income, net	4,069	7,611	5,944
Total other income, net	9,699	15,501	12,563
Loss before income taxes	(101,590)	(130,094)	(101,610)
Provision for income taxes	(4)	(208)	(134)
Net loss	$(101,594)	$(130,302)	$(101,744)

Net loss per common share – basic and diluted	$(0.87)	$(1.19)	$(1.08)
Weighted average number of common shares outstanding – basic and diluted	116,166,187	109,226,731	94,572,448

Net loss	$(101,594)	$(130,302)	$(101,744)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(112)	150	3,891
Comprehensive loss	$(101,706)	$(130,152)	$(97,853)

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

				Accumulated Other
	Common Stock Outstanding		Additional	Comprehensive		Total
	Shares	Amount	Paid-in Capital	Income (Loss)	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2022	88,179,374	88	522,605	(3,705)	(269,512)	249,476
Issuance of common stock under stock plans	826,714	—	1,941	—	—	1,941
Stock based compensation expense	—	—	19,079	—	—	19,079
Common shares and pre-funded stock warrants issued in offerings, net of issuance costs	13,196,671	14	79,762	—	—	79,776
Return of capital from a stockholder - related party	—	—	689	—	—	689
Other comprehensive income	—	—	—	3,891	—	3,891
Net loss	—	—	—	—	(101,744)	(101,744)
Balance at December 31, 2023	102,202,759	$102	$624,076	$186	$(371,256)	$253,108
Issuance of common stock under stock plans	1,525,384	2	5,939	—	—	5,941
Stock based compensation expense	—	—	28,897	—	—	28,897
Common shares issued in offering, net of issuance costs	4,001,200	4	41,719	—	—	41,723
Other comprehensive income	—	—	—	150	—	150
Net loss	—	—	—	—	(130,302)	(130,302)
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	3,115,187	3	10,133	—	—	10,136
Stock based compensation expense	—	—	26,430	—	—	26,430
Common shares and pre-funded stock warrants issued in offerings, net of issuance costs	22,755,438	23	211,779	—	—	211,802
Exercise of pre-funded stock warrants	2,340,486	2	(2)	—	—	—
Other comprehensive loss	—	—	—	(112)	—	(112)
Net loss	—	—	—	—	(101,594)	(101,594)
Balance at December 31, 2025	135,940,454	$136	$948,971	$224	$(603,152)	$346,179

The accompanying notes are an integral part of the consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(101,594)	$(130,302)	$(101,744)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,281	2,499	2,415
Noncash operating lease expense	3,961	3,745	3,606
Stock-based compensation	26,430	28,897	19,079
Accretion on marketable securities	(2,688)	(4,617)	(3,394)
Other, net	(77)	23	22
Changes in operating assets and liabilities:
Accounts receivable	—	—	2,000
Prepaid expenses and other current assets	(1,763)	370	(2,225)
Other long-term assets	(299)	43	(41)
Accounts payable	(825)	(1,184)	(1,705)
Accrued expenses and other liabilities	1,104	1,134	(2,029)
Operating lease liabilities	(3,032)	(2,140)	(2,439)
Deferred revenue	(62,384)	(29,969)	(31,527)
Net cash used in operating activities	(138,886)	(131,501)	(117,982)
Cash flows from investing activities
Purchase of property and equipment	(1,048)	(754)	(1,526)
Sales and maturities of marketable securities	224,640	327,768	353,526
Purchases of marketable securities	(264,457)	(240,888)	(310,574)
Net cash (used in) provided by investing activities	(40,865)	86,126	41,426
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	212,400	41,723	80,017
Proceeds from issuance of common stock upon exercise of stock options and purchase of shares under ESPP	10,136	5,941	1,941
Return of capital from a stockholder - related party	—	—	689
Payment of transaction costs	(36)	—	(241)
Net cash provided by financing activities	222,500	47,664	82,406
Net change in cash, cash equivalents and restricted cash	42,749	2,289	5,850
Cash, cash equivalents and restricted cash, beginning of period	72,097	69,808	63,958
Cash, cash equivalents and restricted cash, end of period	$114,846	$72,097	$69,808
Supplemental cash flow information:
Cash paid for leases	$5,858	$5,603	$5,882
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$—	$38
Operating lease liabilities from obtaining right-of-use assets	$1,308	$210	$—
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$1,199	$497	$(228)

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

Liquidity and Capital Resources

In October 2025, the Company completed an underwritten offering and a concurrent private placement for the issuance of a total of 22,755,438 shares of common stock at a price of $8.66 per share and pre-funded warrants to purchase 3,226,458 shares of common stock at a purchase price of $8.659 per pre-funded warrant, resulting in gross proceeds of $225.0 million. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. After deducting expenses related to the offering and private placement of $13.2 million, net proceeds were $211.8 million. Both transactions closed on October 24, 2025.

In November 2025, the Company entered into a sales agreement (the Leerink Sales Agreement) with Leerink Partners LLC (Leerink) which permits the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Leerink, as sales agent. Sales of the common stock, if any, will be made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Leerink Sales Agreement by the Company or Leerink. As of March 2, 2026, the Company sold 4,953,078 shares of common stock under this stock offering program for gross proceeds of $62.1 million.

In September 2022, the Company entered into a sales agreement (the Jefferies Sales Agreement) with Jefferies LLC (Jefferies) which permitted the Company to sell shares of its common stock through Jefferies, as sales agent. In November 2025, the Jefferies Sales Agreement was terminated by the Company. At the time of the termination of this Jefferies Sales Agreement, the Company sold 4,001,200 shares of common stock under this stock offering program for gross proceeds of $43.0 million.

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

Cash Equivalents

All highly liquid marketable securities purchased with an original maturity date of 90 days or less at the date of purchase are considered to be cash equivalents. Cash equivalents consisted of money market funds and U.S. Treasury bills as of December 31, 2025 and 2024.

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

Concentration of Credit Risk and Significant Suppliers

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and marketable debt securities. The Company’s cash, cash equivalent and marketable securities balances are held by major financial institutions that management believes to be creditworthy. The Company uses multiple financial institutions to limit the amount of credit exposure to any one financial institution. Substantially all the Company’s cash, cash equivalent and marketable debt securities were invested in money market funds, U.S. Treasury bills, and U.S. government agency bonds at December 31, 2025 and 2024. At times, the Company’s cash deposits may exceed the amount of federal insurance provided on such deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk beyond the normal credit risk associated with commercial banking relationships.

The Company relies, and expects to continue to rely, on a small number of vendors to perform research activities, drug product and drug substance manufacturing, and clinical trial activities that continue to progress its product candidates for its development programs. These programs could be adversely affected by a significant interruption in the related processes of these vendors.

Restricted Cash

Cash accounts with any type of restriction are considered restricted cash and are classified on the balance sheet based on the length of the restrictive obligation. As of December 31, 2025, 2024, and 2023, the Company recorded restricted cash of $2.6 million, $2.6 million and $3.4 million, respectively, all of which was related to security deposits associated with the Company’s facility leases. For additional information on these security deposits, refer to Note 7, Leases.

The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the consolidated statements of cash flows are as follows:

	December 31,
	2025	2024	2023
	(in thousands)
Cash and cash equivalents	$112,279	$69,530	$66,385
Restricted cash	2,567	2,567	3,423
Cash, cash equivalents and restricted cash	$114,846	$72,097	$69,808

Equity Investment

Investments in non-marketable equity securities of privately-held companies that do not have readily determinable fair values are carried at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Each period the Company assesses relevant transactions to identify observable price changes, and the Company regularly monitors these investments to evaluate whether there is an indication of impairment. The Company evaluates whether an investment’s fair value is less than its carrying value using an estimate of fair value, if such an estimate is available. For periods in which there is no estimate of fair value, the Company evaluates whether an event or change in circumstances has occurred that may have a significant adverse effect on the value of the investment.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization expense is recognized using the straight-line method over the estimated useful lives of each asset. Estimated useful lives are periodically assessed for reasonableness. The estimated useful lives of the Company’s property and equipment are as follows:

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

The Company’s revenues were primarily generated through its license and collaboration agreements with Gilead. Refer to Note 3, “Collaboration Agreements” elsewhere in these notes to the Company's consolidated financial statements.

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

Research and Development Expenses

Research and development expenses consist primarily of costs incurred for our drug discovery efforts and the development of our product candidates. These expenses include salaries, employee benefits, and stock-based compensation expense for our research and development personnel, materials, supplies, depreciation on and maintenance of research equipment, the cost of services provided by outside CROs, vendors, and consultants to conduct research and development activities including costs of clinical trials, manufacturing, and other development activities, as well as the allocable portions of facility costs, such as rent, utilities, and general support services. All costs incurred to fulfill the Company’s obligations under the collaboration with Gilead were classified as research and development expenses. All costs associated with research and development are expensed as incurred.

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

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. The Company’s only element of other comprehensive income (loss) for the years ended December 31, 2025, 2024, and 2023 was unrealized gains (losses) on investments in marketable securities.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The standard is intended to enhance the existing income tax disclosures to provide information to better assess how an entity’s operations and related tax risks and tax planning and operational opportunities affect its tax rate and prospects for future cash flows. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025 on a prospective basis. The expanded disclosures are included in the consolidated financial statements.

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

In August 2025, the Company and Gilead mutually agreed to truncate the research term of the collaboration and license agreement from seven to five years, concluding the research portion of the collaboration. There was no financial penalty to the Company as a result, no licensed programs were returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future research obligations and the remaining unrecognized deferred revenue balance at the time of truncating the collaboration agreement of $53.8 million was recognized as revenue in the third quarter of 2025.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million at December 31, 2025. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the years ended December 31, 2025, 2024, and 2023 the Company recognized $62.4 million, $30.0 million, and $31.5 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

The Company reevaluates the transaction price and the total estimated costs expected to be incurred to satisfy the performance obligations at the end of each reporting period and as uncertain events, such as changes to the expected timing and cost of certain research and development activities that the Company is responsible for, are resolved or other changes in circumstances occur. The Company had no short-term or long-term deferred revenue as of December 31, 2025 and had $17.6 million short-term and $44.8 million long-term deferred revenue as of December 31, 2024 related to the Gilead collaboration.

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

4. Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$50,234	$—	$—	$50,234
U.S. Treasury bills	—	4,970	—	4,970
Marketable debt securities:
U.S. Treasury bills	—	134,769	—	134,769
U.S. government agency bonds	—	96,090	—	96,090
Total assets	$50,234	$235,829	$—	$286,063

	Fair Market Value Measurements as of December 31, 2024
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$14,915	$—	$—	$14,915
U.S. Treasury bills	—	10,112	—	10,112
Marketable debt securities
U.S. Treasury bills	—	176,374	—	176,374
U.S. government agency bonds	—	12,013	—	12,013
Total assets	$14,915	$198,499	$—	$213,414

There were no transfers between fair value levels during the years ended December 31, 2025 and 2024.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$134,666	$103	$—	$134,769
U.S. government agency bonds	95,969	121	—	96,090
	$230,635	$224	$—	$230,859

	Fair Value Measurements as of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$176,049	$364	$(39)	$176,374
U.S. government agency bonds	12,002	11	—	12,013
	$188,051	$375	$(39)	$188,387

The aggregate fair value of marketable debt securities with a contractual maturity date greater than one year was $20.0 million as of December 31, 2025.

The Company did not hold investment grade marketable securities considered to be in an unrealized loss position at December 31, 2025. The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities were held in an unrealized loss position at December 31, 2024:

	December 31, 2024
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$46,016	$(39)	$-	$-	$46,016	$(39)
	$46,016	$(39)	$-	$-	$46,016	$(39)

Marketable securities include $1.0 million and $1.4 million in accrued interest at December 31, 2025 and December 31, 2024, respectively.

6. Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	December 31,
	2025	2024
	(in thousands)
Laboratory equipment	$8,936	$8,936
Computer equipment	2,599	2,437
Computer software	125	125
Furniture and fixtures	2,023	1,945
Leasehold improvements	3,723	2,870
Construction in progress	—	152
	17,406	16,465
Less: Accumulated depreciation	(10,538)	(8,363)
Property and equipment, net	$6,868	$8,102

Depreciation expense was $2.3 million, $2.5 million, and $2.4 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	December 31,
	2025	2024
	(in thousands)
Payroll and employee-related costs	$9,046	$8,951
Research and development costs	7,424	5,811
Other	1,289	1,735
Total accrued expenses and other current liabilities	$17,759	$16,497

7. Leases

Operating Leases

In September 2019, the Company entered into a lease for office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The lease, as amended and restated in November 2021, has a non-cancelable term of ten years with an option to extend for up to two additional five-year periods. The lease commenced in August 2022, when the Company obtained access to the space for its intended use. The lease agreement provides for initial tenant improvement allowances. The lease agreement required the Company to provide an initial letter of credit for $3.4 million that is collateralized with cash that is recorded as restricted cash in the accompanying balance sheets and is subject to reductions as lease anniversary dates are achieved. This letter of credit was recorded as long-term restricted cash as of December 31, 2022. In February 2024, $0.9 million of this security deposit was released to the Company, reducing the letter of credit to $2.6 million, which was classified as long-term as of December 31, 2024. As of December 31, 2025, $0.4 million was classified as short-term restricted cash to reflect the security deposit reduction scheduled for February 2026, with the remaining $2.2 million classified as long-term. The short-term portion of this security deposit was released to the Company in February 2026, further reducing the letter of credit to $2.2 million.

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

In December 2022, the Company entered into an operating lease agreement to sublease a portion of the 201 Brookline Avenue premise to an unrelated third party. The sublease expired on December 31, 2024. In August 2025, the Company and a related party, Sesame Therapeutics, Inc. (Sesame), entered into a use and occupancy sub-lease of office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The sub-lease will expire on December 31, 2027, with a sublessee option to extend the term for six months. Sublease income recognized under the sublease agreement for the years ended December 31, 2025, 2024, and 2023 were $0.1 million, $1.5 million, and $1.5 million, respectively, and was recorded as a reduction of the related lease expense.

The Company’s rent payments for facility leases during the years ended December 31, 2025, 2024, and 2023 are classified as operating lease costs in the table below. The leases are both considered net leases and therefore the non-lease components, such as common area maintenance, are paid separately from rent based on actual costs incurred; therefore, the non-lease components are not included in the right-of-use asset and lease liability and are reflected as an expense in the period incurred. The non-lease components are classified as variable costs in the chart below. As of December 31, 2025 and 2024, right-of-use assets under operating leases totaled $35.6 million and $39.5 million, respectively. The elements of lease cost were as follows (in thousands, unless otherwise noted):

	Year Ended December 31,
Operating leases	2025	2024	2023
Operating lease cost	$6,787	$6,267	$5,526
Variable lease cost	2,977	3,268	3,815
Sublease Income	(117)	(1,495)	(1,467)
Total operating lease costs	$9,647	$8,040	$7,874

Other information	December 31, 2025	December 31, 2024	December 31, 2023
Operating cash flows used for operating leases	$5,858	$5,603	$5,188
Weighted average remaining lease term in years	7.1	8.1	9.1
Weighted average discount rate	8%	8%	8%

Future minimum lease payments due under operating leases are as follows (in thousands):

Year Ending December 31,	Future minimum lease payments
2026	$5,308
2027	$5,949
2028	$6,128
2029	$6,312
Thereafter	$20,670
Total lease payments	44,367
Less: imputed interest	(10,797)
Total operating lease liabilities	$33,570

8. Commitments and Contingencies

License and Other Agreements

Sesame Therapeutics, Inc.

In August 2023, the Company received an inconsequential equity stake in Sesame Therapeutics, Inc. (Sesame), a related party, in exchange for providing lab space and resources for the early phases of company development. The Company concluded that the common stock investment should be accounted for as an equity investment. Sesame's common stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the common stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value. During 2025, an observable price change event occurred, resulting in the $0.5 million increase in fair value recognized related to the common stock investment as a result of the application of the measurement alternative. As of December 31, 2025, the cost of the investment in Sesame’s common stock was $0.5 million, including immaterial transaction costs, and was recorded as an equity investment within Other assets on the consolidated balance sheets.

In June 2024, the Company and Sesame entered into a license agreement pursuant to which the Company granted Sesame a non-exclusive license to certain know-how associated with preclinical research (the Sesame Agreement). Pursuant to the Sesame Agreement, the Company received a $0.1 million upfront, non-refundable payment in June 2024.

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

In August 2025, the Company and Sesame entered into a use and occupancy sub-lease of office and laboratory space at 201 Brookline Avenue in Boston, Massachusetts. The sub-lease has a term of 17-months with an option to extend for one additional six-month period. Total sub-lease payments from Sesame to the Company will approximate $0.4 million over the term of the sub-lease agreement.

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

In May 2024, we made the decision to discontinue further development of TNG348, the basis of our USP1 program, due to liver toxicity experienced by patients in the dose escalation portion of the Phase1/2 clinical trial. In February 2026, the Medivir Agreement was terminated.

Consulting Agreement

In October 2025, the Company and Malte Peters, M.D. entered into a consulting agreement to support the Company's work on key initiatives related to the initiation of the planned pivotal study in second line pancreatic cancer, anticipated to start in 2026, and advancing our late-stage development capabilities. Dr. Peters, who also served on the Tango Board of Directors, has significant late-stage clinical development expertise, having brought multiple oncology products to market. In exchange for his consulting services, Dr. Peters will receive compensation of (i) $36,000 per calendar month and (ii) an equity grant of 150,000 non-qualified stock options. Due to Dr. Peters maintaining a position on the Board of Directors at the time of the consulting agreement execution, the compensation related to the agreed-upon consulting services is deemed a related party transaction. Dr. Peters was appointed as the Company’s President and Chief Executive Officer on January 8, 2026.

Clinical Trial Collaboration and Supply Agreements

In November 2024, the Company and Revolution Medicines, Inc. (RevMed) entered into a Clinical Trial Collaboration and Supply Agreement (CTCSA). The agreement provides that RevMed will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to the Company for use in trials that will include vopimetostat and each of these RAS(ON) inhibitors. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors, this transaction is a related party transaction.

Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, we entered into a CTCSA with Erasca, Inc., or Erasca, to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. Each company will retain commercial rights to its respective compound, and the agreement is mutually non-exclusive.

Other Funding Commitments

As of December 31, 2025, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2025, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

9. Redeemable Convertible Preferred Stock

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of December 31, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

10. Common Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of common stock with a par value of $0.001 per share. The holder of each share of common stock is entitled to one vote in respect of each share of stock held. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the funds and assets available for distribution to the stockholders of the Company will be distributed among the holders of shares of common stock, pro rata based on the number of shares of common stock held by each such holder. The holders of common stock are also entitled to receive dividends whenever funds and assets are legally available and when declared by the board of directors. No dividends have been declared as of December 31, 2025.

The Company increased the number of shares of common stock authorized to be issued to 200,000,000 shares in August 2021, at the time in which the Certificate of Incorporation was amended and restated. In June 2025, the stockholders of the Company approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, as amended to date, to increase the number of authorized shares of common stock from 200,000,000 to 400,000,000. As of December 31, 2025 and 2024, there were 135,940,454 and 107,729,343 shares of common stock issued and outstanding, respectively.

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

Upon approval, the maximum number of shares of stock reserved and available for issuance under the 2021 Plan was 9,498,725 shares. The number of shares available for future grant will automatically increase on the first day of each fiscal year by an amount equal to the least of: (i) five percent of the number of shares of Stock issued and outstanding on the immediately preceding December 31 or (ii) such lesser number of shares as determined by the 2021 Plan Administrator, as appointed by the board of directors. Awards that are returned to the Company's equity plan as a result of forfeiture or cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the 2021 Plan. As of December 31, 2025, there were 8,793,766 shares available for future grant under the 2021 Plan and on January 1, 2026, the number of shares available for future grant under the 2021 Plan increased by 6,797,023 shares.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. An aggregate of 949,873 shares were reserved for issuance. The 2021 ESPP provides that the number of shares reserved and available for issuance will automatically increase each January 1, beginning on January 1, 2022 and each January 1 thereafter, by the least of (i) 1% of the outstanding number of shares of the Company’s common stock on the immediately preceding December 31, (ii) 949,873 shares or (iii) such number of shares as determined by the administrator. During the year ended December 31, 2025, the Company issued 547,856 shares of common stock under the 2021 ESPP. As of December 31, 2025, there were 3,433,249 shares available for future purchase under the 2021 ESPP and on January 1, 2026, the number of shares available for future purchase under the 2021 ESPP increased by 949,873 shares.

2023 Inducement Plan

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved 3,000,000 shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. Awards that are returned to the Company's Inducement Plan as a result of forfeiture or cancellation, are reacquired by the Company prior to vesting, expiration, or any other form of termination (other than by exercise) are automatically made available for issuance under the Inducement Plan. As of December 31, 2025, there were 2,041,015 shares available for future grant under the Inducement Plan.

Restricted Stock Units

The following table summarizes the RSU activity of the Company’s plans as of and for the years ended December 31, 2025:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2024	1,209,333	$8.92
Granted	838,960	3.10
Vested	(480,077)	8.40
Forfeited	(304,787)	6.19
Unvested and outstanding as of December 31, 2025	1,263,429	$5.91

The total fair value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $1.6 million, $3.0 million, and $0.1 million, respectively.

As of December 31, 2025, total unrecognized compensation expense related to RSUs was $4.2 million, which the Company expects to recognize over a remaining weighted-average period of 1.5 years.

Stock Options

The following table summarizes the stock option activity of the Company’s equity plans as of and for the years ended December 31, 2025:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2024	19,615,023	$7.41	7.43	$2,157,177
Granted	5,277,408	$3.23
Exercised	(2,106,579)	$4.56
Cancelled	(2,320,273)	$8.20
Options outstanding as of December 31, 2025	20,465,579	$6.53	6.83	$60,720,990
Options exercisable as of December 31, 2025	13,155,441	$7.02	5.85	$32,222,885

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the options and the fair value of the Company’s common stock for those options that had exercise prices lower than the fair value of the Company’s common stock.

The total intrinsic value of options exercised totaled $7.8 million, $4.9 million, and $2.8 million for the years ended December 31, 2025, 2024, and 2023, respectively. The weighted-average grant date fair value per share of stock options granted was $2.25, $7.46, and $5.41 for the years ended December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, total unrecognized compensation expense related to stock options was $25.2 million, which the Company expects to recognize over a remaining weighted-average period of 2.4 years. Substantially all options outstanding as of December 31, 2025 are expected to vest.

Stock Option Valuation

The weighted average assumptions used to estimate the grant date fair value of the stock options using the Black-Scholes option pricing model were as follows:

	2025	2024	2023
Expected option life (in years)	6.2	6.2	6.2
Expected volatility	75%	73%	72%
Risk-free interest rate	4.3%	3.9%	4.1%
Expected dividend yield	— %	— %	— %

Stock-Based Compensation Expense

The Company measures stock-based awards at their grant-date fair value and records compensation expense on a straight-line basis over the vesting period of the awards. The Company recorded stock-based compensation expense in the following expense categories in its accompanying statements of operations:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Research and development	$15,318	$15,728	$10,047
General and administrative	11,112	13,169	9,032
Total	$26,430	$28,897	$19,079

12. Income Taxes

During the year ended December 31, 2025, 2024, and 2023 the Company recorded total tax provisions of less than $0.1 million, $0.2 million, and $0.1 million, respectively, related to current state taxes. All of the Company’s operating losses since inception have been generated in the United States.

A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate, post the adoption of ASU 2023-09, is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025	2025
	(in thousands)
Income taxes at U.S. federal statutory rate	$(21,334)	21.0%
State income taxes, net of federal benefit	3	—
Nontaxable or nondeductible items
Stock-based compensation expense	1,925	(1.9)
Limitation on executive compensation	2,903	(2.9)
Other	50	—
Tax credits
Federal research and development tax credits	(6,128)	6.0
Change in valuation allowance	22,975	(22.6)
Other adjustments	(390)	0.4
Income tax expense and effective tax rate	$4	0.0%

For the year-ended December 31, 2025, state income taxes in Massachusetts make up the majority (greater than 50%) of the state income taxes, net of federal benefit category.

A reconciliation of the U.S. federal statutory income tax rate of 21% to the Company’s effective income tax rate, prior to the adoption of ASU 2023-09, is as follows:

	Year Ended December 31,
	2024	2023
Income taxes at U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	6.8	6.7
Federal and state research and development tax credits	6.9	6.3
Stock-based compensation expense	(1.5)	(2.1)
Nondeductible/nontaxable permanent items	(0.1)	(0.2)
Other	(0.2)	—
Change in valuation allowance	(33.1)	(31.8)
Effective tax rate	(0.2)%	(0.1)%

The tax effects of temporary differences that give rise to significant components of the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Deferred tax assets
Net operating loss carryforwards	$78,500	$30,640
Research and development credit carryforwards	35,934	27,775
Operating lease liability	10,588	11,746
Deferred revenue	—	17,027
Accruals and reserves	2,278	2,226
Capitalized research costs	63,298	71,315
Stock compensation and other	7,324	8,123
Total gross deferred tax assets	197,922	168,852
Valuation allowance	(186,603)	(156,402)
Net deferred tax assets	$11,319	$12,450
Deferred tax liabilities
Depreciation	$(1,470)	$(1,705)
Right-of-use asset and other	$(9,849)	$(10,745)
Total gross deferred tax liabilities	(11,319)	(12,450)
Net deferred taxes	$—	$—

The operating lease liability deferred tax asset in the table above includes leasehold improvements related to the Company's 201 Brookline Avenue facility lease that has tax basis with no book basis.

As of December 31, 2025, the Company had U.S. federal and state net operating loss (NOL) carryforwards of $287.0 million and $302.5 million, respectively, which may be available to offset future taxable income. The federal NOLs include $2.8 million which expire at various dates beginning in 2036 and $284.2 million which carry forward indefinitely. The state NOLs expire at various dates beginning in 2036. As of December 31, 2025, the Company also had U.S. federal and state research and development tax credit carryforwards of $26.1 million and $12.7 million, respectively, which may be available to offset future tax. The federal credits will expire beginning in 2034, and the state credits will expire beginning in 2026.

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

ASC 740 requires a valuation allowance to reduce the deferred tax assets reported, if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets. Management has considered the Company’s history of cumulative net losses incurred since inception and its lack of commercialization of any products or generation of any revenue from product sales since inception and has concluded that it is more likely than not that the Company will not realize the benefits of the deferred tax assets. Accordingly, a full valuation allowance has been established against the net deferred tax assets as of December 31, 2025 and 2024. Management reevaluates the positive and negative evidence at each reporting period. The Company recorded an increase to the valuation allowance of $30.2 million during 2025 related primarily to the increase in net operating loss carryforwards and research and development tax credit carryforwards, partially offset by the recognition of deferred collaboration revenue in 2025 that was previously recognized for tax purposes.

As of December 31, 2025 and 2024, the Company had not recorded any amounts for unrecognized tax benefits. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. As of December 31, 2025 and 2024, the Company had no accrued interest or penalties related to uncertain tax positions in the consolidated statements of operations and comprehensive loss.

The Company files income tax returns in the U.S. federal and state jurisdictions, as prescribed by tax laws. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. The statute of limitations for federal and state tax authorities is generally closed for years prior to December 31, 2022, although carryforward attributes that were generated prior to 2022 may still be subject to change upon examination if they are utilized to offset taxable income in subsequent tax years. There are currently no federal or state income tax audits in progress.

The Company made the following income tax payments (net of refunds received) during the year ended December 31, 2025:

Year Ended December 31,
2025
(in thousands)
US state and local
Massachusetts	$11
California	1
Total income tax payments (net of refunds received)	$12

13. 401(K) Savings Plan

The Company maintains a 401(k) retirement savings plan for employees who satisfy certain eligibility requirements. The savings plan is intended to qualify for favorable tax treatment under Section 401(a) of the Code and contains a cash or deferred feature that is intended to meet the requirements of Section 401(k) of the Code. Participants may make pre-tax and certain after-tax (Roth) salary deferral contributions to the plan from their eligible earnings up to the statutorily prescribed annual limit under the Code. Participants who are 50 years of age or older may contribute additional amounts based on the statutory limits for catch-up contributions. Participant contributions are held in trust as required by law. The Company made matching contributions to participants in the 401(k) plan of $1.2 million, $1.3 million and $0.9 million during the years ended December 31, 2025, 2024 and 2023, respectively.

14. Net Loss Per Share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows:

	Year Ended December 31,
	(in thousands, except share and per share data)
	2025	2024	2023
Numerator:
Net loss	$(101,594)	$(130,302)	$(101,744)
Denominator:
Weighted-average common stock outstanding – basic and diluted	116,166,187	109,226,731	94,572,448
Net loss per common share – basic and diluted	$(0.87)	$(1.19)	$(1.08)

From time to time, the Company may issue pre-funded warrants which are classified as a component of permanent equity in the Company's consolidated balance sheet as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share immediately upon issuance because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

In August 2023, the Company completed a private placement, in which pre-funded warrants to purchase 2,340,579 shares of common stock with an exercise price of $0.001 per share were issued. In June 2025, all of these pre-funded warrants were exercised. In October 2025, the Company completed a private placement, in which pre-funded warrants to purchase 3,226,458 shares of common stock with an exercise price of $0.001 per share were issued. All of these pre-funded warrants remain unexercised as of the December 31, 2025 balance sheet date.

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

	Year Ended December 31,
	2025	2024	2023
Stock options to purchase common stock	20,465,579	19,615,023	16,734,960
Unvested restricted common stock	1,263,429	1,209,333	757,514
Total	21,729,008	20,824,356	17,492,474

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

The following table presents the Company’s segment expense for the years ended December 31, 2025, 2024 and 2023:

	Oncology Segment
	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenue	$62,384	$42,069	$36,527
Less:
vopimetostat direct program expenses - R&D	26,522	16,161	10,158
TNG456 direct program expenses - R&D	6,557	4,531	-
TNG260 direct program expenses - R&D	6,278	9,382	8,171
TNG961 direct program expenses - R&D	5,675	-	-
TNG908 direct program expenses* - R&D	5,027	13,587	10,851
TNG348 direct program expenses** - R&D	-	5,476	6,564
Discovery direct program expenses - R&D	10,167	24,440	23,426
Personnel-related expenses - R&D	51,474	51,457	38,469
Facilities and other related expenses - R&D	20,465	18,884	17,559
Other segment expenses (a)	31,813	28,453	23,073
Segment net loss	$(101,594)	$(130,302)	$(101,744)

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

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of December 31, 2025, the Company’s cash, cash equivalents and marketable securities were $343.1 million. All long-lived assets of the Company reside in the U.S.