Form 10-Q
period 2026-03-31
Tango Therapeutics, Inc.
filed 2026-05-13
CIK 1819133

i113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, the registrant had 144,647,982 shares of common stock, $0.001 par value per share, outstanding.

i

Summary of Material Risks Associated with Our Business

Our business is subject to numerous material and other risks that you should be aware of before making an investment decision with respect to our securities. These risks are described more fully in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and this Quarterly Report on Form 10-Q. These risks include, among others, the following (which is not an exhaustive list of all such risks):

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the timing of upcoming clinical milestones and data disclosures, including our plans to: (a) disclose initial phase 1/2 safety and efficacy data from the vopimetostat combination trial in 2026, (b) disclose clinical data in the lung cancer cohort of the vopimetostat monotherapy clinical trial in 2026, (c) disclose initial safety and efficacy data from the TNG456 phase 1/2 clinical trial in 2026 and (d) initiate a phase 1/2 combination clinical trial of vopimetostat and ERAS-0015 in the second half of 2026;

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

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval for our product candidates, including for vopimetostat as a monotherapy or in combination in MTAP-deleted pancreatic and lung cancer, including our plans to provide details for the registrational strategy for vopimetostat in conjunction with a planned clinical data update from our ongoing combination study in 2026;

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

•

future agreements with third parties (i) in connection with clinical trials; (ii) to successfully manufacture our drug substances for preclinical use, for clinical trials and on a larger scale for commercial use, if approved; (iii) in connection with the commercialization of our product candidates (if approved) and any other approved products;

•	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;

•	our financial performance, including the expectation that we will continue to incur operating losses and negative cash flow;

•	the rate and degree of market acceptance of our product candidates, if approved;

•

regulatory developments in the United States and foreign countries, including product approval requirements and pricing regulations by U.S. regulatory authorities (such as the Centers for Medicare & Medicaid Services) and foreign regulatory authorities; and the outcome of discussions with such regulatory authorities regarding our clinical trial design;

•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;

•	our ability (or the ability of third parties with whom we contract) to produce our products or product candidates with advantages in turnaround times or manufacturing cost;

•

our ability to deliver the deep, durable target inhibition - with favorable tolerability and safety profiles - necessary to maximize clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells, as well as the success of competing therapies that may become available;

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

•

the potential of preclinical data to support clinical trial results, including (i) our belief that robust preclinical data for vopimetostat and RAS(ON) inhibitors support a potentially strong combination effect in clinical trials of vopimetostat in combination with RAS inhibitors and (ii) our belief that strong preclinical data showing significant in vivo combination benefit could support potential clinical combinations of our PRMT5 inhibitors with CDK4/6 or MAT2A inhibitors, as well as other oncogene-targeted therapies;

•	the potential benefits and development paths of our drugs as mononotherapies and in combination with RAS inhibitors; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. In both cases, see section titled “Risk Factors.”

The forward-looking statements contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. There may be additional risks that we currently consider immaterial or which are unknown. It is not possible to predict or identify all such risks. We do not undertake any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, we use the following defined terms:

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

v

v.
“FDA” means U.S. Food and Drug Administration;
vi.
“FOCAD” means focadhesin;
vii.
“Gilead” means Gilead Sciences, Inc.;
viii.
“GBM” means glioblastoma;
ix.
“IND” means Investigational New Drug Application;
x.
“MTA” means methylthioadenosine;
xi.
“MTAP” means methylthioadenosine phosphorylase;
xii.
“NSCLC” means non-small cell lung cancer;
xiii.
“PRMT5” means protein arginine methyltransferase 5; and
xiv.
“Quarterly Report” means this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$157,828	$112,279
Marketable securities	222,011	230,859
Restricted cash	—	428
Prepaid expenses and other current assets	12,488	10,190
Total current assets	392,327	353,756
Property and equipment, net	6,381	6,868
Operating lease right-of-use assets	34,652	35,624
Restricted cash, net of current portion	2,139	2,139
Other assets	293	303
Total assets	$435,792	$398,690
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,430	$1,182
Accrued expenses and other current liabilities	9,068	17,759
Operating lease liabilities	2,832	2,738
Total current liabilities	14,330	21,679
Operating lease liabilities, net of current portion	29,956	30,832
Total liabilities	44,286	52,511
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 400,000,000 and 200,000,000 shares authorized at March 31, 2026 and December 31, 2025, respectively; 144,162,543 and 135,940,454 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	144	136
Additional paid-in capital	1,040,143	948,971
Accumulated other comprehensive (loss) income	(115)	224
Accumulated deficit	(648,666)	(603,152)
Total stockholders’ equity	391,506	346,179
Total liabilities and stockholders’ equity	$435,792	$398,690

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue	$—	$5,392
Operating expenses:
Research and development	33,534	36,442
General and administrative	15,235	11,480
Total operating expenses	48,769	47,922
Loss from operations	(48,769)	(42,530)
Other income:
Interest income	2,177	1,614
Other income, net	1,079	1,074
Total other income, net	3,256	2,688
Loss before income taxes	(45,513)	(39,842)
Provision for income taxes	(1)	(34)
Net loss	$(45,514)	$(39,876)

Net loss per common share – basic and diluted	$(0.32)	$(0.36)
Weighted average number of common shares outstanding – basic and diluted	143,576,292	110,301,256

Net loss	$(45,514)	$(39,876)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(339)	(142)
Comprehensive loss	$(45,853)	$(40,018)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	135,940,454	$136	$948,971	$224	$(603,152)	$346,179
Issuance of common stock under stock plans	3,073,938	3	17,602	—	—	17,605
At-the-market offerings, net of issuance costs	5,148,151	5	62,773	—	—	62,778
Stock-based compensation expense	—	—	10,797	—	—	10,797
Other comprehensive loss	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(45,514)	(45,514)
Balance at March 31, 2026	144,162,543	$144	$1,040,143	$(115)	$(648,666)	$391,506

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	378,547	—	2	—	—	2
Stock-based compensation expense	—	—	7,255	—	—	7,255
Other comprehensive loss	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(39,876)	(39,876)
Balance at March 31, 2025	108,107,890	$108	$707,888	$194	$(541,434)	$166,756

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(45,514)	$(39,876)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	463	622
Noncash operating lease expense	972	1,012
Stock-based compensation	10,797	7,255
Accretion on marketable securities	(1,124)	(638)
Other, net	21	(56)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,299)	649
Other long-term assets	10	1
Accounts payable	1,785	1,630
Accrued expenses and other liabilities	(8,690)	(6,124)
Operating lease liabilities	(781)	(780)
Deferred revenue	—	(5,392)
Net cash used in operating activities	(44,360)	(41,697)
Cash flows from investing activities
Purchase of property and equipment	2	(51)
Sales and maturities of marketable securities	64,045	77,812
Purchases of marketable securities	(54,412)	(47,164)
Net cash provided by investing activities	9,635	30,597
Cash flows from financing activities
Proceeds from at-the-market offerings, net of issuance costs	62,778	—
Payment of transaction costs	(537)	—
Proceeds from issuance of common stock under stock plans	17,605	2
Net cash provided by financing activities	79,846	2
Net change in cash, cash equivalents and restricted cash	45,121	(11,098)
Cash, cash equivalents and restricted cash, beginning of period	114,846	72,097
Cash, cash equivalents and restricted cash, end of period	$159,967	$60,999
Supplemental cash flow information:
Cash paid for leases	$1,448	$1,935
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$—	$8
Operating lease liabilities from obtaining right-of-use assets	$—	$1,308
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$—	$75

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for the year ending December 31, 2026, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and 2025 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of March 31, 2026 of $379.8 million, will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements with an expected cash runway into 2028.

In November 2025, the Company entered into a sales agreement (the Leerink Sales Agreement) with Leerink Partners LLC (Leerink) which permits the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Leerink, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Leerink Sales Agreement by the Company or Leerink. During the three months ended March 31, 2026, the Company sold 5,148,151 shares of common stock under this stock offering program for gross proceeds of $64.4 million.

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

2.
Summary of Significant Accounting Policies

There have been no changes from the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Use of Estimates

The preparation of condensed consolidated financial statements requires that the Company make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, equity, revenues and expenses and related disclosures. Significant estimates and assumptions made in the condensed consolidated financial statements include, but are not limited to, the revenue recognized from collaboration agreements, the valuation of stock-based awards and the accrual for research and development expenses. On an ongoing basis, the Company evaluates its estimates, judgments and methodologies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets, liabilities and equity and the amount of revenues and expenses. As of the date of issuance of these condensed consolidated financial statements, the Company is not aware of any specific event or circumstance that would require the Company to update estimates, judgments or revise the carrying value of any assets or liabilities. Actual results may differ from these estimates under different assumptions or conditions. Changes in estimates are reflected in reported results in the period in which they become known.

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

Accounting for the Gilead Collaboration

The Gilead Agreement was accounted for under ASC 606. The Company identified a single combined performance obligation under the Gilead Agreement consisting of the research services and continued participation on the joint steering committee during the research term. For research option-extension fees, the Company determined that the additional goods and services relating to the continued research services were not distinct from the early-stage research services already promised to Gilead under the on-going research plan. Consideration pertaining to each of the research option-extensions was paid to the Company in equal quarterly installment payments over an agreed upon payment schedule. The research option-extension consideration were added to the transaction price under the Gilead Agreement. License fees were recognized as revenue immediately as the Company had no continued involvement in the advancement of the program, Gilead benefited from the license on its own, and the license was separately identifiable from the research services.

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the three months ended March 31, 2026 and 2025, the Company recognized $0 and $5.4 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

Costs incurred pursuant to the Gilead Agreement and the 2018 Gilead Agreement are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of March 31, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents:
Money market funds	$129,050	$—	$—	$129,050
U.S. Treasury bills	—	—	—	—
Marketable debt securities:
U.S. Treasury bills	—	99,501	—	99,501
U.S. government agency bonds	—	122,510	—	122,510
Total assets	$129,050	$222,011	$—	$351,061

	Fair Market Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$50,234	$—	$—	$50,234
U.S. Treasury bills	—	4,970	—	4,970
Marketable debt securities
U.S. Treasury bills	—	134,769	—	134,769
U.S. government agency bonds	—	96,090	—	96,090
Total assets	$50,234	$235,829	$—	$286,063

There were no transfers between fair value levels during the three months ended March 31, 2026.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$99,509	$7	$(15)	$99,501
U.S. government agency bonds	122,617	12	(119)	122,510
	$222,126	$19	$(134)	$222,011

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities:
U.S. Treasury bills	$134,666	$103	$—	$134,769
U.S. government agency bonds	95,969	121	—	96,090
	$230,635	$224	$—	$230,859

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position at March 31, 2026:

	March 31, 2026
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$59,378	$(15)	$-	$-	$59,378	$(15)
U.S. Government Agency Bonds	$94,655	$(119)	$-	$-	$94,655	$(119)
	$154,033	$(134)	$-	$-	$154,033	$(134)

The Company did not hold investment grade marketable securities considered to be in an unrealized loss position at December 31, 2025.

The Company holds investment grade marketable securities considered to be in an unrealized loss position at March 31, 2026. Although these marketable securities are held at an unrealized loss position at March 31, 2026, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $1.2 million and $1.0 million in accrued interest at March 31, 2026 and December 31, 2025, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Laboratory equipment	$8,852	$8,936
Computer equipment	2,599	2,599
Computer software	125	125
Furniture and fixtures	2,023	2,023
Leasehold improvements	3,723	3,723
Construction in progress	—	—
	17,322	17,406
Less: Accumulated depreciation	(10,941)	(10,538)
Property and equipment, net	$6,381	$6,868

Depreciation expense was $0.5 million and $0.6 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	March 31,	December 31,
	2026	2025
	(in thousands)
Payroll and employee-related costs	$3,239	$9,046
Research and development costs	4,271	7,424
Other	1,558	1,289
Total accrued expenses and other current liabilities	$9,068	$17,759

Restricted Cash

As of March 31, 2026 and 2025, the Company maintained a restricted cash balance of $2.1 million and $2.6 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. In February 2026, $0.4 million of the security deposit was released to the Company, thus reducing the associated letter of credit. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	March 31,	March 31,
	2026	2025
	(in thousands)
Cash and cash equivalents	$157,828	$58,432
Restricted cash	2,139	2,567
Cash, cash equivalents and restricted cash	$159,967	$60,999

7.
Commitments and Contingencies

License and Other Agreements

Sesame Therapeutics, Inc.

In August 2023, the Company received an inconsequential equity stake in Sesame Therapeutics, Inc. (Sesame), a related party, in exchange for providing lab space and resources for the early phases of company development. The Company concluded that the common stock investment should be accounted for as an equity investment. Sesame's common stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the common stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value. During 2025, an observable price change event occurred, resulting in the $0.5 million increase in fair value recognized related to the common stock investment as a result of the application of the measurement alternative. As of December 31, 2025, the cost of the investment in Sesame’s common stock was $0.5 million, including immaterial transaction costs, and was recorded as an equity investment within Other assets on the consolidated balance sheets. There were no observable price changes that would result in an adjustment to the fair value of this equity investment during the three months ended March 31, 2026.

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

Upfront fees paid pursuant to the Medivir Agreement were recorded to research and development expense.

In February 2026, the Medivir Agreement was terminated.

Consulting Agreement

In October 2025, the Company and Malte Peters, M.D. entered into a consulting agreement to support the Company's work on key initiatives related to advancing our late-stage development capabilities. Dr. Peters, who served on the Board of Directors, has significant late-stage clinical development expertise, having brought multiple oncology products to market. In exchange for his consulting services, Dr. Peters received compensation of (i) $36,000 per calendar month and (ii) an equity grant of 150,000 non-qualified stock options. Due to Dr. Peters maintaining a position on the Board of Directors at the time of the consulting agreement execution, the compensation related to the agreed-upon consulting services was deemed a related party transaction. Dr. Peters was appointed as the Company's President and Chief Executive Officer on January 8, 2026. The consulting agreement was terminated effective as of January 8, 2026.

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

Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, the Company entered into a CTCSA with Erasca, Inc., or Erasca, to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. Each company will retain commercial rights to its respective compound, and the agreement is mutually non-exclusive.

Other Funding Commitments

As of March 31, 2026, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2026, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of March 31, 2026 and December 31, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

9.
Stock-Based Compensation

Stock Incentive Plans

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

In August 2021, the Company's board of directors and stockholders approved the 2021 Plan, under which stock options, restricted stock units (RSUs) and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the board of directors at the time of issuance. As of March 31, 2026, the Company had 8,558,351 shares available for future issuance under the 2021 Plan.

In February 2023, the Company's board of directors approved the 2023 Inducement Plan (the Inducement Plan), under which the Company reserved shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. As of March 31, 2026, the Company had 1,767,162 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Research and development	$3,874	$3,986
General and administrative	6,923	3,269
Total	$10,797	$7,255

The period-over-period increase to general and administrative stock-based compensation expense is primarily due to incremental expenses derived from the modification of previously issued equity awards during the three months ended March 31, 2026.

Stock Option Activity

The following table summarizes the stock option activity for the three months ended March 31, 2026:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2025	20,465,579	$6.53	6.83	$60,720,990
Granted	7,009,024	$11.68
Exercised	(2,545,157)	$6.87
Cancelled	(828,941)	$9.00
Options outstanding as of March 31, 2026	24,100,505	$7.91	7.60	$313,607,203
Options exercisable as of March 31, 2026	12,158,186	$6.69	6.09	$172,957,367

As of March 31, 2026, total unrecognized compensation expense related to stock options was $77.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the three months ended March 31, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	1,263,429	$5.91
Granted	1,235,720	11.65
Vested	(509,756)	6.47
Forfeited	(108,338)	8.64
Unvested and outstanding as of March 31, 2026	1,881,055	$9.38

As of March 31, 2026, total unrecognized compensation expense related to RSUs was $16.5 million, which the Company expects to recognize over a remaining weighted-average period of 2.3 years.

2021 Employee Stock Purchase Plan

The 2021 Employee Stock Purchase Plan (the 2021 ESPP) was adopted and approved by the Company’s board of directors and by the Company’s stockholders and became effective in August 2021. No shares of common stock were issued under the 2021 ESPP during the three months ended March 31, 2026.

10.
Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended March 31,
	(in thousands, except share and per share data)
	2026	2025
Numerator:
Net loss	$(45,514)	$(39,876)
Denominator:
Weighted-average common stock outstanding – basic and diluted	143,576,292	110,301,256
Net loss per common share – basic and diluted	$(0.32)	$(0.36)

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

In October 2025, the Company completed a private placement, in which pre-funded warrants to purchase 3,226,458 shares of common stock with an exercise price of $0.001 per share were issued. All of these pre-funded warrants remain unexercised as of the March 31, 2026 balance sheet date.

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

	Three Months Ended March 31,
	2026	2025
Stock options to purchase common stock	24,100,505	23,811,257
Unvested restricted common stock	1,881,055	1,537,155
Total	25,981,560	25,348,412

11.
Income Taxes

The Company’s effective income tax rate was 0.0% and -0.1% for the three months ended March 31, 2026 and 2025, respectively. The income tax provision was less than $0.1 million for both the three months ended March 31, 2026 and 2025, respectively. The Company is forecasting a taxable loss position in 2026 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three months ended March 31, 2026 and 2025 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets. On July 4, 2025, new U.S. tax legislation referred to as the One Big Beautiful Bill (“OBBB”) was signed into law. The OBBB contains several changes to corporate taxation, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The legislation has multiple effective dates including the 2026 tax year. We do not expect the OBBB to have a material impact on our effective tax rate and net deferred tax asset balance in 2026.

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

The following table presents the Company’s segment expense for the three months ended March 31, 2026 and 2025:

	Oncology Segment
	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$—	$5,392
Less:
vopimetostat direct program expenses - R&D	9,332	5,461
TNG456 direct program expenses - R&D	2,063	1,324
TNG260 direct program expenses - R&D	2,009	1,730
TNG961 direct program expenses - R&D	408	2,221
TNG908 direct program expenses* - R&D	581	1,712
Discovery direct program expenses - R&D	1,872	4,679
Personnel-related expenses - R&D	12,931	13,850
Facilities and other related expenses - R&D	4,338	5,465
Other segment expenses (a)	11,980	8,826
Segment net loss	$(45,514)	$(39,876)

*In November 2024, the Company announced it stopped enrollment of the TNG908 Phase 1/2 clinical trial due to insufficient brain exposure for clinical activity in GBM patients and portfolio prioritization. Expenses beyond November 2024 relate to previously enrolled patients and close-out clinical trial costs.

(a) Other segment expenses included in Segment net loss includes general and administrative expense, interest income, other income and provision for income taxes.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of March 31, 2026, the Company’s cash, cash equivalents and marketable securities were $379.8 million. All long-lived assets of the Company reside in the U.S.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are focused on evaluating vopimetostat as a monotherapy and in combination with RAS inhibitors, given the overlap in patient populations, robust preclinical data supporting potential strong combination effect in clinical trials, and favorable clinical efficacy, durability, and safety profiles observed with each applicable drug individually. In June 2025, we treated the first patient in our combination clinical trial evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines). Both combinations have been generally well-tolerated to date with encouraging early efficacy data. We plan to provide a clinical data update from this study in 2026 and will provide details of our planned path to registration for vopimetostat at that time.

Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, we entered into a clinical trial collaboration and supply agreement (CTCSA) with Erasca, Inc., or Erasca, to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. We plan to initiate this Phase 1/2 clinical trial in the second half of 2026.

The Phase 1/2 clinical trial of vopimetostat monotherapy in patients with MTAP-deleted selective cancers is ongoing. Emerging data from the lung cancer cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in 2026.

TNG456 is a brain-penetrant PRMT5 inhibitor. In May 2025, the first patient was treated with TNG456 in the dose escalation portion of the Phase 1/2 clinical trial to evaluate the safety, pharmacokinetics, pharmacodynamics and antitumor activity of TNG456 as a monotherapy. The trial is currently enrolling patients with MTAP-deleted solid tumors, with a focus on GBM. We anticipate providing initial clinical data from this trial in 2026.

Due to an increased focus on our PRMT5 pipeline, we are deprioritizing future development and resources allocated to TNG260. TNG260, a first-in-class CoREST inhibitor that we recently evaluated in a Phase 1/2 trial, showed limited clinical benefit in patients and we plan to shut down the clinical trial. Additionally, TNG961, a novel molecular glue development candidate targeting HBS1L for degradation in solid tumors in FOCAD-deleted/MTAP-deleted cancers, is currently in the IND-enabling phase of development and we do not have current plans to further advance development of this molecule.

Financial Overview

Since the Company's inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Through March 31, 2026, we have raised an aggregate of $1.2 billion from such transactions, including $921.4 million in aggregate gross proceeds from the sale of preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" stock offering programs, and $237.1 million through our collaboration with Gilead.

We expect that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2026 of $379.8 million, will enable us to fund our operating expenses and capital expenditure requirements into 2028. Since inception, we have incurred significant operating losses. For the three months ended March 31, 2026 and 2025, our net losses were $45.5 million and $39.9 million, respectively. We had an accumulated deficit of $648.7 million as of March 31, 2026. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future, as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with Nasdaq listing rules and the requirements of the U.S. Securities and Exchange Commission, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

At-the-Market Stock Offering

In November 2025, we entered into a sales agreement (the Leerink Sales Agreement) with Leerink Partners LLC (Leerink), which permitted us to sell from time to time, at our option, up to an aggregate of $100.0 million of shares of its common stock through Leerink, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Leerink Sales Agreement by the Company or Leerink. During the three months ended March 31, 2026, we sold 5,148,151 shares of common stock under this stock offering program for gross proceeds of $64.4 million.

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

In August 2025, the Company and Gilead mutually agreed to truncate the research term of the Gilead Agreement from seven to five years, concluding the research portion of the collaboration. There was no financial penalty to the Company as a result, no licensed programs were returned to the Company, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. The Company has no future research obligations and the remaining unrecognized deferred revenue balance at the time of truncating the collaboration agreement of $53.8 million was recognized as revenue in the third quarter of 2025.

During the three months ended March 31, 2026 and 2025, we recognized $0 and $5.4 million, respectively, of collaboration revenue associated with the Gilead agreements based on performance completed during each period.

Refer to Note 2 and Note 3 to our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and related notes for the year ended December 31, 2025 included in our Annual Report on Form 10-K for additional information regarding our revenue recognition accounting policy and our collaboration agreement with Gilead.

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

The following table summarizes our research and development expenses:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
vopimetostat direct program expenses	$9,332	$5,461
TNG456 direct program expenses	2,063	1,324
TNG260 direct program expenses	2,009	1,730
TNG961 direct program expenses	408	2,221
TNG908 direct program expenses*	581	1,712
Discovery direct program expenses	1,872	4,679
Unallocated research and development expenses:
Personnel-related expenses	12,931	13,850
Facilities and other related expenses	4,338	5,465
Total research and development expenses	$33,534	$36,442

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

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three months ended March 31, 2026 and 2025.

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$—	$5,392	$(5,392)
Operating expenses:
Research and development	33,534	36,442	(2,908)
General and administrative	15,235	11,480	3,755
Total operating expenses	48,769	47,922	847
Loss from operations	(48,769)	(42,530)	(6,239)
Other income:
Interest income	2,177	1,614	563
Other income, net	1,079	1,074	5
Total other income, net	3,256	2,688	568
Loss before income taxes	(45,513)	(39,842)	(5,671)
Provision for income taxes	(1)	(34)	33
Net loss	$(45,514)	$(39,876)	$(5,638)

Collaboration Revenue

Collaboration revenue of $0 and $5.4 million for the three months ended March 31, 2026 and 2025, respectively, was derived from the Gilead Agreement. All remaining deferred revenue from the upfront and research option-extension payments under the Gilead Agreement was recognized as collaboration revenue during the year ended December 31, 2025 as a result of the truncation of the collaboration agreement which concluded all research activities.

Research and Development Expenses

Research and development expense was $33.5 million for the three months ended March 31, 2026 compared to $36.4 million for the three months ended March 31, 2025. The decrease of $2.9 million was primarily driven by a $1.1 million decrease due to the discontinuation of the TNG908 clinical program, $1.8 million decrease in development costs for TNG961 and lower discovery program expenses. The decrease is also due to lower personnel-related and facilities-related costs. These decreases were partially offset by increased spend related to the advancement of the vopimetostat and TNG456 clinical programs.

General and Administrative Expenses

General and administrative expense was $15.2 million for the three months ended March 31, 2026 compared to $11.5 million for the three months ended March 31, 2025. The increase of $3.8 million was primarily due to an increase in personnel-related costs, including share-based compensation expense.

Interest Income

Interest income was $2.2 million for the three months ended March 31, 2026 compared to $1.6 million for the three months ended March 31, 2025, with the increase primarily attributable to a higher marketable securities balance during the first quarter of 2026 as compared to the same period in the prior year.

Other Income, Net

Other income, net was $1.1 million for each of the three months ended March 31, 2026 and 2025. In both periods, other income, net, is primarily derived from accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for each of the three months ended March 31, 2026 and 2025. The tax provisions are insignificant in each of the three months ended March 31, 2026 and 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from the Gilead Agreement. Through March 31, 2026, we have raised an aggregate of $1.2 billion from such transactions, including $921.4 million in aggregate gross proceeds from the sale of pre-public entity preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" stock offering programs, and $237.1 million through our former collaboration with Gilead. As of March 31, 2026, we had cash and cash equivalents and marketable securities of $379.8 million.

In November 2025, we entered into a sales agreement (the Leerink Sales Agreement) with Leerink Partners LLC (Leerink), which permitted us to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Leerink, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Leerink Sales Agreement by the Company or Leerink. During the three months ended March 31, 2026 we sold 5,148,151 shares of common stock under this stock offering program for gross proceeds of $64.4 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of March 31, 2026 of $379.8 million will enable us to fund our operating expenses and capital expenditure requirements into 2028. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our cash flows for each of the three month periods presented:

	Three Months Ended March 31,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(44,360)	$(41,697)	$(2,663)
Net cash provided by investing activities	9,635	30,597	(20,962)
Net cash provided by financing activities	79,846	2	79,844
Net change in cash, cash equivalents and restricted cash	$45,121	$(11,098)	$56,219

Operating Activities

Net cash used in operating activities was $44.4 million for the three months ended March 31, 2026 compared to net cash used in operating activities of $41.7 million for the three months ended March 31, 2025. The increase in net cash used in operating activities for the three months ended March 31, 2026 was primarily due to an increase in the net loss as a result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by higher non-cash expenses and a decrease in operating assets and liabilities.

Investing Activities

Net cash provided by investing activities was $9.6 million for the three months ended March 31, 2026 compared to net cash provided by investing activities of $30.6 million for the three months ended March 31, 2025. The change was primarily due to a decrease in sales and maturities of marketable securities and an increase in purchases of marketable securities as compared to the three months ended March 31, 2025.

Financing Activities

Net cash provided by financing activities was $79.8 million for the three months ended March 31, 2026 compared to net cash provided by financing activities of less than $0.1 million for the three months ended March 31, 2025. The cash provided by financing activities for the three months ended March 31, 2026 primarily consisted of $62.8 million in net proceeds received from our "at-the-market" stock offering program during the period, as well as the cash provided from the exercises of stock options of $17.6 million. The cash provided by financing activities for the three months ended March 31, 2025 consisted of the cash provided from the exercises of stock options.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at March 31, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$42,919	$5,337	$12,167	$12,908	$12,507
Total	$42,919	$5,337	$12,167	$12,908	$12,507

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at March 31, 2026. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination with limited notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of March 31, 2026.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of March 31, 2026 and December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our license agreement.

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

While our significant accounting policies are described in more detail in Note 2 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

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

Recently Adopted Accounting Pronouncements

A description of recently issued and adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows is disclosed within Note 2 of our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and also in Note 2 to our audited consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes to our market risks from those described in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2026 that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our securities involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, careful consideration should be given to the risk factors discussed in Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, and/or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. Other than as set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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

10.1*#	Amended and Restated Non-Employee Director Compensation Policy.
10.2#

Amended and Restated Employment Agreement, dated as of January 8, 2026 by and between the Company and Barbara Weber (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 8, 2026).

10.3#

Employment Agreement, dated as of January 8, 2026 by and between the Company and Malte Peters (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant on January 8, 2026).

10.4#

Employment Agreement, dated as of April 15, 2026 by and between the Company and Matthew Gall (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on April 15, 2026).

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

Tango Therapeutics, Inc.

Dated: May 13, 2026	By:	/s/ Malte Peters
Malte Peters, MD
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer
(Principal Financial Officer)