Form 10-Q
period 2026-06-30
Tango Therapeutics, Inc.
filed 2026-08-11
CIK 1819133

i113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 168,610,367 shares of common stock, $0.001 par value per share, outstanding.

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

•

We rely on a very limited number of third parties for the supply of API, and drug product to be used in our product candidates (for example, an affiliate of WuXi AppTec is the sole source of API for all of our clinical-stage product candidates), and WuXi AppTec has been the subject of proposed Congressional legislation that, if enacted, could materially restrict our ability to conduct business with, and obtain API from, WuXi AppTec. The loss of any of these suppliers, including WuXi AppTec, could significantly harm our business.

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

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the timing of upcoming clinical milestones and data disclosures, including our plans to: (a) disclose clinical data in the lung cancer cohort of the vopimetostat monotherapy clinical trial in 2026, (b) disclose initial safety and efficacy data from the TNG456 Phase 1/2 clinical trial in 2026 and (c) initiate a Phase 1/2 combination clinical trial of vopimetostat and ERAS-0015 in the second half of 2026;

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

•

our ability to obtain funding for our operations necessary to complete further research, development and commercialization (if approved) of our product candidates (and that existing cash, cash equivalents and marketable securities will enable us to meet our current operating plan and fund our operating expenses and capital expenditure requirements for at least the next 12 months);

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval for our product candidates, including for vopimetostat as a monotherapy or in combination in MTAP-deleted pancreatic and lung cancer, including our plans to continue working internally and with regulators and our collaborator Revolution Medicines toward the goal of developing a registrational plan and path forward for vopimetostat plus daraxonrasib in MTAP-deleted pancreatic cancer;

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

•

the potential benefits of strategic collaboration agreements (including our clinical trial and supply agreements with Revolution Medicines and Erasca), our ability to enter into strategic collaborations or arrangements, and our ability to attract collaborators with development, regulatory and commercialization expertise;

•

future agreements with third parties (i) in connection with clinical trials; (ii) to successfully manufacture our drug substances for preclinical use, for clinical trials and on a larger scale for commercial use, if approved; and (iii) in connection with the commercialization of our product candidates (if approved) and any other approved products;

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

•

our ability to deliver the deep, durable target inhibition — with favorable tolerability and safety profiles — necessary to maximize clinical benefit as a result of the unique ability of synthetic lethal targeting to spare normal cells, as well as the success of competing therapies that may become available;

•	our ability to attract and retain key scientific or management personnel;

•	the impact of laws and regulations;

• •

developments relating to our competitors and industry;

the impact of trade restrictions (such as sanctions or tariffs); regulatory requirements, legal actions, or enforcement; volatility in inflation or interest rates; and inadequate funding for government agencies on our business, financial condition, and results of operations;

•	the effect of public health crises on our business operations, including but not limited to our preclinical studies and clinical trials and any future studies or trials;

•	the expected benefit of our drugs in patients as single agents and/or in combination;

•

the potential of preclinical and initial clinical data to support clinical trial results, including (i) our belief that robust preclinical data and initial clinical data for vopimetostat and RAS(ON) inhibitors support a potentially strong combination effect in clinical trials of vopimetostat in combination with RAS inhibitors and (ii) our belief that strong preclinical data and initial clinical data showing significant in vivo combination benefit could support potential clinical combinations of our PRMT5 inhibitors with CDK4/6 or MAT2A inhibitors, as well as other oncogene-targeted therapies;

•	the potential benefits and development paths of our drugs as monotherapies and in combination with RAS inhibitors; and

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

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, we use the following defined terms:

i.
“the Company”, “Tango”, “we”, “our” and “us” mean Tango Therapeutics, Inc. and its wholly-owned subsidiaries;
ii.
“1260H” means Section 1260H of the National Defense Authorization Act for Fiscal Year 2021;
iii.
“2017 Plan” means the 2017 Stock Option and Grant Plan, as amended;
iv.
“2018 Gilead Agreement” means our Research Collaboration and License Agreement with Gilead, dated October 22, 2018, which was superseded by the Gilead Agreement;
v.
“2021 ESPP” means the 2021 Employee Stock Purchase Plan;

v

vi.
“2021 Plan” means the 2021 Option and Incentive Plan;
vii.
“API” means active pharmaceutical ingredients;
viii.
“ASC” means Accounting Standards Codification;
ix.
“ASU” means Accounting Standards Update;
x.
“BCTG” means BCTG Acquisition Corp.;
xi.
“BIOSECURE Act” means Section 851 of the National Defense Authorization Act for Fiscal Year 2026;
xii.
“Business Combination” means the merger of BCTG Merger Sub Inc. with and into Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc.) on August 10, 2021, with Tango Therapeutics, Inc. as the surviving company in the merger as a wholly-owned subsidiary of BCTG (now known as Tango Therapeutics, Inc.);
xiii.
“CDMO” means Contract Development and Manufacturing Organizations;
xiv.
“Certificate of Incorporation” means our Second Amended and Restated Certificate of Incorporation, as amended;
xv.
“CNS” means central nervous system;
xvi.
“CODM” means chief operating decision maker;
xvii.
“CoREST” means Co-repressor of Repressor Element-1 Silencing Transcription;
xviii.
“CTCSA” means Clinical Trial Collaboration and Supply Agreement;
xix.
“DCR” means disease control rate;
xx.
“DLTs” means dose-limiting toxicities;
xxi.
“Erasca” means Erasca, Inc.;
xxii.
“Exchange Act” means the Securities Exchange Act of 1934, as amended;
xxiii.
“FASB” means the Financial Accounting Standards Board;
xxiv.
“FOCAD” means focadhesin;
xxv.
“Gilead” means Gilead Sciences, Inc.;
xxvi.
“Gilead Agreement” means our Amended and Restated Research Collaboration and License Agreement with Gilead, dated August 17, 2020;
xxvii.
“GBM” means glioblastoma;
xxviii.
“Inducement Plan” means the 2023 Inducement Plan;
xxix.
“IND” means Investigational New Drug Application;
xxx.
“Leerink Partners” means Leerink Partners LLC;
xxxi.
“Leerink Sales Agreement” means our Sales Agreement with Leerink Partners, dated November 21, 2025;
xxxii.
“MTAP” means methylthioadenosine phosphorylase;
xxxiii.
“NSCLC” means non-small cell lung cancer;
xxxiv.
“OBBBA” means the One Big Beautiful Bill Act;
xxxv.
“OMB” means the Office of Management and Budget;
xxxvi.
“ORR” means objective response rate;
xxxvii.
“PDAC” means pancreatic ductal adenocarcinoma;
xxxviii.
“PRMT5” means protein arginine methyltransferase 5;
xxxix.
“QD” means once daily;
xl.
“Quarterly Report” or “Quarterly Report on Form 10-Q” means this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026;
xli.
“RAS” means rat sarcoma;

xlii.
“Revolution Medicines” means Revolution Medicines, Inc.;
xliii.
“RSUs” means restricted stock units;
xliv.
“SEC” means the U.S. Securities and Exchange Commission;
xlv.
“Sesame” means Sesame Therapeutics, Inc.;
xlvi.
“Sesame Agreement” means a license agreement pursuant to which we granted a non-exclusive license to certain know-how associated with preclinical research granted to Sesame;
xlvii.
“U.S. GAAP” means accounting principles generally accepted in the United States of America; and
xlviii.
“WuXi AppTec” means WuXi AppTec Co., Ltd.

Corporate Information

We were formerly known as BCTG and were incorporated in Delaware in May 2020 as a special purpose acquisition company, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination. On August 10, 2021, we consummated the merger pursuant to the Agreement and Plan of Merger, dated as of April 13, 2021, by and among BCTG, BCTG Merger Sub Inc. and Tango Therapeutics Sub, Inc. Upon the consummation of the merger, we changed our name to Tango Therapeutics, Inc.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts (if any). Information on our website is not to be deemed to be incorporated by reference in, and is not part of, this Quarterly Report on Form 10-Q or any of our other securities filings, unless specifically incorporated herein by reference, and should not be relied upon in making a decision as to whether or not to purchase our common stock. Our filings with the SEC may be accessed through the SEC’s Interactive Data Electronic Applications system at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Further, we intend to use our website at http://www.tangotx.com as a means of disclosing material non-public information and for complying with its disclosure obligations under the SEC Regulation FD. Such disclosures will be included on our website under the heading “Investors.” Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through, the website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$345,558	$112,279
Marketable securities	668,432	230,859
Restricted cash	—	428
Prepaid expenses and other current assets	17,681	10,190
Total current assets	1,031,671	353,756
Property and equipment, net	6,094	6,868
Operating lease right-of-use assets	33,664	35,624
Restricted cash, net of current portion	2,139	2,139
Other assets	312	303
Total assets	$1,073,880	$398,690
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,810	$1,182
Accrued expenses and other current liabilities	15,546	17,759
Operating lease liabilities	2,943	2,738
Total current liabilities	20,299	21,679
Operating lease liabilities, net of current portion	29,049	30,832
Total liabilities	49,348	52,511
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; no shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 400,000,000 shares authorized at June 30, 2026 and December 31, 2025, respectively; 168,380,091 and 135,940,454 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	168	136
Additional paid-in capital	1,729,004	948,971
Accumulated other comprehensive (loss) income	(633)	224
Accumulated deficit	(704,007)	(603,152)
Total stockholders’ equity	1,024,532	346,179
Total liabilities and stockholders’ equity	$1,073,880	$398,690

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$3,181	$—	$8,573
Operating expenses:
Research and development	37,199	32,807	70,734	69,249
General and administrative	22,586	11,341	37,821	22,821
Total operating expenses	59,785	44,148	108,555	92,070
Loss from operations	(59,785)	(40,967)	(108,555)	(83,497)
Other income:
Interest income	3,723	1,239	5,900	2,853
Other income, net	722	910	1,801	1,984
Total other income, net	4,445	2,149	7,701	4,837
Loss before income taxes	(55,340)	(38,818)	(100,854)	(78,660)
Provision for income taxes	(1)	(35)	(2)	(69)
Net loss	$(55,341)	$(38,853)	$(100,856)	$(78,729)

Net loss per common share – basic and diluted	$(0.37)	$(0.35)	$(0.68)	$(0.71)
Weighted average number of common shares outstanding – basic and diluted	149,875,939	110,540,836	148,660,404	110,494,397

Net loss	$(55,341)	$(38,853)	$(100,856)	$(78,729)
Other comprehensive income (loss):
Unrealized (loss) gain on marketable securities	(518)	(100)	(857)	(242)
Comprehensive loss	$(55,859)	$(38,953)	$(101,713)	$(78,971)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	135,940,454	$136	$948,971	$224	$(603,152)	$346,179
Issuance of common stock under stock plans	3,073,938	3	17,602	—	—	17,605
At-the-market offerings, net of issuance costs	5,148,151	5	62,773	—	—	62,778
Stock-based compensation expense	—	—	10,797	—	—	10,797
Other comprehensive loss	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(45,514)	(45,514)
Balance at March 31, 2026	144,162,543	$144	$1,040,143	$(115)	$(648,666)	$391,506
Issuance of common stock under stock plans	3,050,872	3	20,621	—	—	20,624
Common shares issued in offering, net of issuance costs	21,166,676	21	651,348	—	—	651,369
Stock-based compensation expense	—	—	16,892	—	—	16,892
Other comprehensive loss	—	—	—	(518)	—	(518)
Net loss	—	—	—	—	(55,341)	(55,341)
Balance at June 30, 2026	168,380,091	$168	$1,729,004	$(633)	$(704,007)	$1,024,532

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	378,547	—	2	—	—	2
Stock-based compensation expense	—	—	7,255	—	—	7,255
Other comprehensive loss	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(39,876)	(39,876)
Balance at March 31, 2025	108,107,890	$108	$707,888	$194	$(541,434)	$166,756
Issuance of common stock under stock plans	422,873	1	580	—	—	581
Exercise of pre-funded warrants	2,340,486	2	(2)
Stock-based compensation expense	—	—	6,570	—	—	6,570
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(38,853)	(38,853)
Balance at June 30, 2025	110,871,249	$111	$715,036	$94	$(580,287)	$134,954

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(100,856)	$(78,729)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	888	1,247
Noncash operating lease expense	1,960	2,030
Stock-based compensation	27,689	13,825
Accretion on marketable securities	(2,069)	(1,360)
Other, net	3	(57)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(7,491)	(461)
Other long-term assets	(9)	(306)
Accounts payable	1,026	750
Accrued expenses and other liabilities	(2,789)	(4,988)
Operating lease liabilities	(1,578)	(1,594)
Deferred revenue	—	(8,573)
Net cash used in operating activities	(83,226)	(78,216)
Cash flows from investing activities
Proceeds from the sale of property and equipment	22	(675)
Sales and maturities of marketable securities	137,147	119,150
Purchases of marketable securities	(573,507)	(71,100)
Net cash (used in) provided by investing activities	(436,338)	47,375
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants, net	714,818	—
Payment of transaction costs	(632)	—
Proceeds from issuance of common stock under stock plans	38,229	583
Net cash provided by financing activities	752,415	583
Net change in cash, cash equivalents and restricted cash	232,851	(30,258)
Cash, cash equivalents and restricted cash, beginning of period	114,846	72,097
Cash, cash equivalents and restricted cash, end of period	$347,697	$41,839
Supplemental cash flow information:
Cash paid for leases	$2,895	$3,928
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$140	$256
Operating lease liabilities from obtaining right-of-use assets	$—	$1,308
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$—	$1,199
Financing issuance costs included in accounts payable and accrued expenses	$577	$—

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

Tango Therapeutics, Inc. (together with its consolidated subsidiaries, Tango or the Company), formerly known as BCTG, was incorporated in Delaware on May 21, 2020. BCTG was a special purpose acquisition company (SPAC) formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for the year ending December 31, 2026, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 and 2025 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of June 30, 2026 of $1.0 billion, will be sufficient to meet its current operating plan and fund operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements.

In June 2026, the Company completed an underwritten offering for the issuance of a total of 21,166,676 shares of common stock, including 3,000,009 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $30.00 per share, and in lieu of common stock to certain investors, the Company sold pre-funded warrants to purchase up to 1,833,395 shares of common stock at a public offering price of $29.999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.001 per share exercise price for each pre-funded warrant, resulting in gross proceeds of $690.0 million. The pre-funded warrants are immediately exercisable and will remain exercisable until exercised in full. After deducting the underwriting discounts and commissions and expenses related to the offering of $38.6 million, net proceeds were $651.4 million.

In November 2025, the Company entered into the Leerink Sales Agreement, which permits the Company to sell from time to time, at its option, up to an aggregate of $100.0 million of shares of its common stock through Leerink Partners, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of the Company's common stock or (b) the termination of the Leerink Sales Agreement by the Company or Leerink Partners. During the six months ended June 30, 2026, the Company sold 5,148,151 shares of common stock under this stock offering program for gross proceeds of $64.4 million. The Company may, at its option, sell up to approximately $35.6 million of shares of its common stock remaining under this Leerink Sales Agreement.

In October 2025, the Company completed an underwritten offering and a concurrent private placement for the issuance of a total of 22,755,438 shares of common stock at a price of $8.66 per share and pre-funded warrants to purchase up to 3,226,458 shares of common stock at a purchase price of $8.659 per pre-funded warrant, resulting in gross proceeds of $225.0 million. The pre-funded warrants have an exercise price of $0.001 per share of common stock, are immediately exercisable and will remain exercisable until exercised in full. After deducting underwriting discounts and commissions and expenses related to the offering and private placement of $13.2 million, net proceeds were $211.8 million. Both transactions closed on October 24, 2025.

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

3.
Collaboration Agreements

In October 2018, the Company entered into the 2018 Gilead Agreement with Gilead. Pursuant to the terms of the 2018 Gilead Agreement, the Company received an initial upfront payment of $50.0 million. Gilead had the option to obtain exclusive, worldwide licenses to develop and commercialize up to five validated programs.

In August 2020, the Company and Gilead entered into the Gilead Agreement, which superseded and replaced the 2018 Gilead Agreement. The Gilead Agreement represents a continuation of the initial target discovery and validation research and development efforts begun under the 2018 Gilead Agreement. Under the Gilead Agreement:

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
•
Gilead has the option to “reserve” a target during which Gilead may: (i) license the target, (ii) “extend” the target, or (iii) decline the target, during the designated reserve target period. If, during the reserve target period Tango elects to work on the reserved target, Tango will retain full rights to the target program and Gilead receives a right of first negotiation in connection with any future partnering or licensing of such target by Tango, if any; and
•
For up to five programs licensed by Gilead, the Company has the option to co-develop and co-promote the lead product in the United States, subject to certain exceptions, and is eligible to receive tiered royalties in the first decile on ex-U.S. sales.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the three months ended June 30, 2026 and 2025, the Company recognized $0 and $3.2 million, respectively, and during the six months ended June 30, 2026 and 2025, the Company recognized $0 and $8.6 million, respectively, of collaboration revenue associated with the Gilead Agreement and the 2018 Gilead Agreement based on performance completed during each period.

Costs incurred pursuant to the Gilead Agreement and the 2018 Gilead Agreement are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of June 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$295,500	$—	$—	$295,500
U.S. Treasury bills	—	24,884	—	24,884
Marketable debt securities
U.S. Treasury bills	—	189,498	—	189,498
U.S. government agency bonds	—	478,934	—	478,934
Total assets	$295,500	$693,316	$—	$988,816

	Fair Market Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$50,234	$—	$—	$50,234
U.S. Treasury bills	—	4,970	—	4,970
Marketable debt securities
U.S. Treasury bills	—	134,769	—	134,769
U.S. government agency bonds	—	96,090	—	96,090
Total assets	$50,234	$235,829	$—	$286,063

There were no transfers between fair value levels during the six months ended June 30, 2026.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities
U.S. Treasury bills	$189,569	$8	$(79)	$189,498
U.S. government agency bonds	479,496	134	(696)	478,934
	$669,065	$142	$(775)	$668,432

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities
U.S. Treasury bills	$134,666	$103	$—	$134,769
U.S. government agency bonds	95,969	121	—	96,090
	$230,635	$224	$—	$230,859

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position at June 30, 2026:

	June 30, 2026
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$165,105	$(79)	$-	$-	$165,105	$(79)
U.S. government agency bonds	338,439	(696)	-	-	338,439	(696)
	$503,544	$(775)	$-	$-	$503,544	$(775)

The Company did not hold investment grade marketable securities considered to be in an unrealized loss position at December 31, 2025.

The Company holds investment grade marketable securities considered to be in an unrealized loss position at June 30, 2026. Although these marketable securities are held at an unrealized loss position at June 30, 2026, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $4.4 million and $1.0 million in accrued interest at June 30, 2026 and December 31, 2025, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Laboratory equipment	$8,768	$8,936
Computer equipment	2,599	2,599
Computer software	125	125
Furniture and fixtures	2,023	2,023
Leasehold improvements	3,724	3,723
Construction in progress	140	—
	17,379	17,406
Less: Accumulated depreciation	(11,285)	(10,538)
Property and equipment, net	$6,094	$6,868

Depreciation expense was $0.9 million and $1.2 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	June 30,	December 31,
	2026	2025
	(in thousands)
Payroll and employee-related costs	$5,698	$9,046
Research and development costs	7,014	7,424
Other	2,834	1,289
Total accrued expenses and other current liabilities	$15,546	$17,759

Restricted Cash

As of June 30, 2026 and 2025, the Company maintained a restricted cash balance of $2.1 million and $2.6 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. In February 2026, $0.4 million of the security deposit was released to the Company, thus reducing the associated letter of credit. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	June 30, 2026	June 30, 2025
	(in thousands)
Cash and cash equivalents	$345,558	$39,272
Restricted cash	2,139	2,567
Cash, cash equivalents and restricted cash	$347,697	$41,839

7.
Commitments and Contingencies

License and Other Agreements

Sesame Therapeutics, Inc.

In August 2023, the Company received an inconsequential equity stake in Sesame, a related party, in exchange for providing lab space and resources for the early phases of company development. The Company concluded that the common stock investment should be accounted for as an equity investment. Sesame's common stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the common stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value. During 2025, an observable price change event occurred, resulting in the $0.5 million increase in fair value recognized related to the common stock investment as a result of the application of the measurement alternative. As of December 31, 2025, the cost of the investment in Sesame’s common stock was $0.5 million, including immaterial transaction costs, and was recorded as an equity investment within Other current assets on the consolidated balance sheets. There were no observable price changes that would result in an adjustment to the fair value of this equity investment during the three and six months ended June 30, 2026.

In June 2024, the Company and Sesame entered into the Sesame Agreement. Pursuant to the Sesame Agreement, the Company received a $0.1 million upfront, non-refundable payment in June 2024. Under the terms of the Sesame Agreement, the Company is eligible to receive up to $25.9 million in potential future clinical, regulatory, and commercial milestone event payments. The Company is also eligible to receive low single-digit tiered royalties on net sales of any product covered by a licensed patent.

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

Due to common relationships amongst current and former members of management and the boards of directors, the transaction above with Sesame is a related party transaction.

Clinical Trial Collaboration and Supply Agreements

In November 2024, the Company and Revolution Medicines entered into a CTCSA. The CTCSA with Revolution Medicines provides that Revolution Medicines will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to the Company for use in trials that will include vopimetostat and each of these RAS(ON) inhibitors. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors, this transaction is a related party transaction.

Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, the Company entered into a CTCSA with Erasca to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. Each company will retain commercial rights to its respective compound, and the agreement is mutually non-exclusive.

Other Funding Commitments

As of June 30, 2026, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

Guarantees

The Company enters into certain agreements with other parties in the ordinary course of business that contain indemnification provisions. These typically include agreements with directors and officers, business partners, contractors, landlords, construction companies, contract research organizations, clinical trial sites, and other parties. Under these provisions, the Company generally indemnifies, defends and holds harmless the indemnified party for losses suffered or incurred by the indemnified party under the terms of the contract, including as a result of the Company’s activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. However, to date, the Company has not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these obligations is minimal.

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2026, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

8.
Stockholders' Equity

Common Stock

On June 5, 2025, the Company’s stockholders approved an increase in the number of authorized shares of the Company's common stock from 200,000,000 to 400,000,000 and the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase, which became effective immediately upon filing.

Undesignated Preferred Stock

The Company’s Certificate of Incorporation, as amended and restated, authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of June 30, 2026 and December 31, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

9.
Stock-Based Compensation

Stock Incentive Plans

In March 2017, the Company’s stockholders approved the 2017 Plan, under which stock options and restricted stock awards were granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances under the 2017 Plan were subject to vesting, forfeiture and other restrictions as deemed appropriate by the Board of Directors at the time of issuance.

Upon effectiveness of the 2021 Plan in August 2021, the remaining shares available under the 2017 Plan ceased to be available for issuance and no future issuances will be made under the 2017 Plan. The shares of common stock underlying outstanding awards under the 2017 Plan that are forfeited, cancelled, reacquired by the Company prior to vesting, expire or are otherwise terminated (other than by exercise) will be added to the shares of common stock available for issuance under the 2021 Plan.

In August 2021, the Company's Board of Directors and stockholders approved the 2021 Plan, under which stock options, RSUs and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the Board of Directors at the time of issuance. As of June 30, 2026, the Company had 8,595,584 shares available for future issuance under the 2021 Plan.

In February 2023, the Company's Board of Directors approved the Inducement Plan, under which the Company reserved shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. As of June 30, 2026, the Company had 1,044,262 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$4,772	$3,549	$8,646	$7,535
General and administrative	12,120	3,021	19,043	6,290
Total	$16,892	$6,570	$27,689	$13,825

The period-over-period increase to general and administrative stock-based compensation expense is primarily due to incremental expenses derived from the modifications of previously issued equity awards during the three and six months ended June 30, 2026.

Stock Option Activity

The following table summarizes the stock option activity for the six months ended June 30, 2026:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2025	20,465,579	$6.53	6.83	$60,720,990
Granted	8,403,554	$13.32
Exercised	(5,398,240)	$6.97
Cancelled	(1,664,859)	$9.21
Options outstanding as of June 30, 2026	21,806,034	$8.84	7.53	$488,996,032
Options exercisable as of June 30, 2026	10,457,058	$6.69	5.83	$256,972,885

As of June 30, 2026, total unrecognized compensation expense related to stock options was $83.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the six months ended June 30, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	1,263,429	$5.91
Granted	1,490,180	13.36
Vested	(628,059)	6.61
Forfeited	(235,474)	9.07
Unvested and outstanding as of June 30, 2026	1,890,076	$11.16

As of June 30, 2026, total unrecognized compensation expense related to RSUs was $18.4 million, which the Company expects to recognize over a remaining weighted-average period of 2.2 years.

2021 Employee Stock Purchase Plan

The 2021 ESPP was adopted and approved by the Company’s Board of Directors and by the Company’s stockholders and became effective in August 2021. During the six months ended June 30, 2026, the Company issued 97,255 shares of common stock under the 2021 ESPP.

10.
Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2026	2025	2026	2025
Numerator:
Net loss	$(55,341)	$(38,853)	$(100,856)	$(78,729)
Denominator:
Weighted-average common stock outstanding – basic and diluted	149,875,939	110,540,836	148,660,404	110,494,397
Net loss per common share – basic and diluted	$(0.37)	$(0.35)	$(0.68)	$(0.71)

From time to time, the Company may issue pre-funded warrants which are classified as a component of permanent equity in the Company's consolidated balance sheet, as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share immediately upon issuance because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

In August 2023, the Company completed a private placement, in which pre-funded warrants to purchase up to 2,340,579 shares of common stock with an exercise price of $0.001 per share were issued. In June 2025, all of these pre-funded warrants were exercised.

In October 2025, the Company completed a private placement, in which pre-funded warrants to purchase up to 3,226,458 shares of common stock with an exercise price of $0.001 per share were issued. In June 2026, the Company completed an underwritten offering, in which pre-funded warrants to purchase up to 1,833,395 shares of common stock with an exercise price of $0.001 per share were issued. All of these pre-funded warrants remain unexercised as of the June 30, 2026 balance sheet date.

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

	Six Months Ended June 30,
	2026	2025
Stock options to purchase common stock	21,806,034	23,729,595
Unvested restricted common stock	1,890,076	1,413,613
Total	23,696,110	25,143,208

11.
Income Taxes

The Company’s effective income tax rate was 0.0% and -0.1% for the three months ended June 30, 2026 and 2025, respectively, and 0.0% and -0.1% for the six months ended June 30, 2026 and 2025, respectively. The income tax provision was less than $0.1 million for each of the three months ended June 30, 2026 and 2025, respectively, and less than $0.1 million for each of the six months ended June 30, 2026 and 2025, respectively. The Company is forecasting a taxable loss position in 2026 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and six months ended June 30, 2026 and 2025 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets. On July 4, 2025, new U.S. tax legislation referred to as the OBBBA was signed into law. The OBBBA contains several changes to corporate taxation, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The legislation has multiple effective dates including the 2026 tax year. The Company does not expect the OBBBA to have a material impact on its effective tax rate and net deferred tax asset balance in 2026.

12.
Segment Information

The Company operates in the United States and has one operating segment that is managed on a consolidated basis. The Company’s revenues to date have been primarily generated through its license and collaboration agreement with Gilead. The accounting policies, as described in the summary of significant accounting policies, is applicable across all Company operations. The Company’s Chief Executive Officer, as the CODM, manages and allocates resources to the operations of the Company on a consolidated basis. Managing and allocating resources on a total company basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across departments and research and development programs that are in-line with the Company's long-term company-wide strategic goals. Consistent with this decision-making process, the Company’s CODM uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results and allocating resources.

The CODM assesses performance and decides how to allocate resources based on segment net income (loss). This measure is used to monitor budget versus actual results to assess performance of the segment.

The following table presents the Company’s segment expense for the three and six months ended June 30, 2026 and 2025:

	Oncology Segment		Oncology Segment
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$-	$3,181	$-	$8,573
Less:
vopimetostat direct program expenses - R&D	12,345	5,577	21,677	11,038
TNG456 direct program expenses - R&D	2,451	1,646	4,515	2,970
TNG260 direct program expenses* - R&D	1,343	1,809	3,351	3,539
TNG961 direct program expenses** - R&D	59	1,572	467	3,793
TNG908 direct program expenses*** - R&D	60	1,235	641	2,947
Discovery direct program expenses - R&D	2,414	2,709	4,287	7,388
Personnel-related expenses - R&D	13,981	12,834	26,911	26,684
Facilities and other related expenses - R&D	4,546	5,425	8,885	10,890
Other segment expenses (a)	18,142	9,227	30,122	18,053
Segment net loss	$(55,341)	$(38,853)	$(100,856)	$(78,729)

*In May 2026, the Company announced it would deprioritize future development and resources allocated to the Phase 1/2 TNG260 clinical trial given the limited clinical benefit demonstrated in patients.

**In May 2026, the Company announced it did not plan to further advance development of TNG961.

***In November 2024, the Company announced it stopped enrollment of the TNG908 Phase 1/2 clinical trial due to insufficient brain exposure for clinical activity in GBM patients and portfolio prioritization. Expenses beyond November 2024 relate to previously enrolled patients and close-out clinical trial costs.

(a) Other segment expenses included in Segment net loss includes general and administrative expense, interest income, other income and provision for income taxes.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of June 30, 2026, the Company’s cash, cash equivalents and marketable securities were $1.0 billion. All long-lived assets of the Company reside in the United States.

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

Overview

Tango was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We leverage our state-of-the-art target and drug discovery platforms to identify novel disease-relevant targets and develop medicines tailored to defined patient populations with high unmet medical need. Our novel small molecules are designed to be selectively active in cancer cells with specific genetic alterations, killing those cancer cells while sparing normal cells. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

We are currently focused on clinical development of two MTAP-deleted selective PRMT5 inhibitors: vopimetostat (TNG462) for non-CNS cancers, both as a monotherapy and in combination with RAS inhibitors, and TNG456, our next-generation, brain-penetrant PRMT5 inhibitor, for CNS cancers, including GBM. We are evaluating vopimetostat alone and in combination with RAS inhibitors based on overlapping patient populations, preclinical data supporting potential strong combination effect in clinical trials, and favorable clinical efficacy, durability, and safety profiles observed to date with each applicable drug individually. In June 2025, we treated the first patient in our combination clinical trial evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines).

In June 2026, we reported initial safety and efficacy data from our ongoing Phase 1/2 clinical trial of vopimetostat in combination with Revolution Medicines' RAS(ON) inhibitors in patients with MTAP-deleted and RAS-mutant metastatic PDAC.

As of the cutoff date of May 28, 2026, 59 patients with previously treated MTAP-deleted and RAS-mutant PDAC or NSCLC were treated with a vopimetostat-based combination with either daraxonrasib (n=20 PDAC; n=5 NSCLC) or zoldonrasib (n=34 PDAC). All patients had advanced disease, including 70% with liver metastases in the daraxonrasib PDAC arm and 77% with liver metastases in the zoldonrasib arm, and were generally heavily pre-treated, with more than half receiving the combinations as third-line treatment.

In the vopimetostat plus daraxonrasib dose escalation arm, patients received either vopimetostat 200 mg or 250 mg QD plus daraxonrasib 100 mg QD. As of the data cutoff date of May 28, 2026, 12 patients with PDAC and three patients with NSCLC were response evaluable with at least 14 weeks of follow up. In PDAC patients, we observed an ORR of 92% (11 of 12 patients, with nine of 11 responses confirmed as of the data cutoff date). In PDAC patients, we observed a 90% six-month progression free survival rate, and 100% DCR. In NSCLC patients, we observed an ORR of 100%, with three of three responses (all responses confirmed).

The vopimetostat plus daraxonrasib combination was generally well-tolerated across dose levels. Most adverse events were grade one or two in severity, and grade three adverse events were observed and included thrombocytopenia, acneiform rash, stomatitis/mucositis and fatigue. There were no related grade four or five adverse events. There were no DLTs at the vopimetostat 200 mg/daraxonrasib 100 mg dose level, and three DLTs in two patients at the vopimetostat 250 mg/daraxonrasib 100 mg dose level. There were no discontinuations due to adverse events.

Based on these data, we intend to advance this combination approach into Phase 3 development for patients with MTAP-deleted pancreatic cancer. Subject to feedback from regulatory authorities, we plan to initiate a Phase 3 randomized-controlled trial in front-line pancreatic cancer and evaluate opportunities to advance the second line combination towards registration phase.

On June 8, 2026, we also reported initial data from the vopimetostat plus zoldonrasib dose escalation arm in PDAC patients. Patients received vopimetostat 200 mg or 250 mg QD plus zoldonrasib 600 mg or 1200 mg QD. As of the data cutoff date of May 28, 2026, 27 patients were response evaluable with at least 14 weeks of follow-up. We observed an ORR of 52%, a

74% six-month progression free survival rate, and 96% DCR in these patients. The vopimetostat plus zoldonrasib combination was generally well-tolerated across dose levels. Most adverse events were grade one or two in severity, and there were no related grade four or five adverse events or DLTs. There were no discontinuations due to adverse events.

We plan to share data from the Phase 1/2 trial of the combination of vopimetostat plus RAS(ON) inhibitors at the 2026 European Society for Medical Oncology (ESMO) Congress in Madrid, Spain from October 23-27, 2026.

Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, we entered into a CTCSA with Erasca to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the CTCSA with Erasca, we are the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. We plan to initiate this Phase 1/2 clinical trial in the second half of 2026.

The Phase 1/2 clinical trial of vopimetostat monotherapy in patients with MTAP-deleted selective cancers is ongoing. Emerging data from the lung cancer cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in 2026.

TNG456 is a brain-penetrant PRMT5 inhibitor. In May 2025, the first patient was treated with TNG456 in the dose escalation portion of the Phase 1/2 clinical trial to evaluate the safety, pharmacokinetics, pharmacodynamics and antitumor activity of TNG456 as a monotherapy. The trial is currently enrolling patients with MTAP-deleted solid tumors, with a focus on GBM. We anticipate providing initial clinical data from this trial in the second half of 2026.

Due to an increased focus on our PRMT5 pipeline, we are deprioritizing future development and resources allocated to TNG260 and are in the process of shutting down the clinical trial. Additionally, TNG961 is currently in the IND-enabling phase of development and we do not have current plans to further advance development of this molecule.

Financial Overview

Since our inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Through June 30, 2026, we have raised an aggregate of $1.8 billion from such transactions, including $1.6 billion in aggregate gross proceeds from the sale of preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" stock offering programs, and $237.1 million pursuant to our collaboration with Gilead, the research portion of which concluded in August 2025.

We expect that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2026 of $1.0 billion, will enable us to meet our current operating plan and fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the financial statements in this Quarterly Report. Since inception, we have incurred significant operating losses. For the six months ended June 30, 2026 and 2025, our net losses were $100.9 million and $78.7 million, respectively. We had an accumulated deficit of $704.0 million as of June 30, 2026. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with The Nasdaq Stock Market LLC listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

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

Because of the numerous risks and uncertainties associated with pharmaceutical development, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenues from the sale of our therapies, if approved, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Collaboration Agreements with Gilead

In October 2018, we entered into the 2018 Gilead Agreement with Gilead, under which we received an initial upfront payment of $50.0 million. In August 2020, the 2018 Gilead Agreement was expanded into the Gilead Agreement, a broader collaboration via an amended and restated research collaboration and license agreement, under which we received an upfront payment of $125.0 million. Upfront payments totaling $175.0 million and subsequent research extension fees totaling $24.0 million were recorded as deferred revenue on our balance sheet and recognized as revenue as or when the performance obligation under the contract was satisfied. In June 2024, Gilead licensed a program for a $12.0 million fee, which was recognized as license revenue in the second quarter of 2024.

In August 2025, we and Gilead mutually agreed to truncate the research term of the Gilead Agreement from seven to five years, concluding the research portion of the collaboration. There was no financial penalty to us as a result, no licensed programs were returned to us, all ongoing work at Gilead on licensed programs will continue and agreements for all future milestones and royalties remain in effect. We have no future research obligations and the remaining unrecognized deferred revenue balance at the time of truncating the collaboration agreement of $53.8 million was recognized as revenue in the third quarter of 2025.

During the three months ended June 30, 2026 and 2025, we recognized $0 and $3.2 million, respectively, and during the six months ended June 30, 2026 and 2025, we recognized $0 and $8.6 million, respectively, of collaboration revenue associated with the 2018 Gilead Agreement and the Gilead Agreement based on performance completed during each period.

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
•
external research and development expenses incurred under agreements with contract research organizations, vendors and consultants that conduct our preclinical and clinical studies, as well as other development activities related to our product candidates;
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

Our direct external research and development expenses consist primarily of fees paid to contract research organizations, as well as outside vendors and consultants in connection with our preclinical and clinical development and manufacturing activities. We track these external research and development costs on a program-by-program basis once we have identified a product candidate.

We do not allocate employee costs or costs associated with our target discovery efforts, laboratory supplies, and facilities, including depreciation or other indirect costs, to specific programs because these costs are deployed across multiple programs and, as such, are not separately classified. We characterize research and development costs incurred prior to the identification of a product candidate as discovery costs. We use internal resources primarily to conduct our research and discovery activities, as well as for managing our preclinical, development and manufacturing activities.

The following table summarizes our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
vopimetostat direct program expenses	$12,345	$5,577	$21,677	$11,038
TNG456 direct program expenses	2,451	1,646	4,515	2,970
TNG260 direct program expenses*	1,343	1,809	3,351	3,539
TNG961 direct program expenses**	59	1,572	467	3,793
TNG908 direct program expenses***	60	1,235	641	2,947
Discovery direct program expenses	2,414	2,709	4,287	7,388
Unallocated research and development expenses:
Personnel-related expenses	13,981	12,834	26,911	26,684
Facilities and other related expenses	4,546	5,425	8,885	10,890
Total research and development expenses	$37,199	$32,807	$70,734	$69,249

*In May 2026, we announced we would deprioritize future development and resources allocated to the Phase 1/2 TNG260 clinical trial given the limited clinical benefit demonstrated in patients.

**In May 2026, we announced we did not plan to further advance development of TNG961.

***In November 2024, we announced we stopped enrollment in the TNG908 Phase 1/2 trial due to insufficient brain exposure for GBM clinical activity and portfolio prioritization. Expenses beyond November 2024 related to previously enrolled patients and close-out clinical trial costs.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

We anticipate that our general and administrative expenses will increase in the future as we increase our headcount to support our continued research activities and development of our product candidates. We also anticipate that we will incur increased accounting, audit, legal, regulatory, compliance and director and officer insurance costs, as well as investor and public relations expenses associated with operating as a public company.

Other Income, Net

Interest Income

Interest income consists of income earned and losses incurred in connection with our investments in money market funds, U.S. Treasury bills and U.S. government agency bonds.

Other Income, Net

Other income, net consists of miscellaneous income and expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three and six months ended June 30, 2026 and 2025.

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$—	$3,181	$(3,181)
Operating expenses:
Research and development	37,199	32,807	4,392
General and administrative	22,586	11,341	11,245
Total operating expenses	59,785	44,148	15,637
Loss from operations	(59,785)	(40,967)	(18,818)
Other income:
Interest income	3,723	1,239	2,484
Other income, net	722	910	(188)
Total other income, net	4,445	2,149	2,296
Loss before income taxes	(55,340)	(38,818)	(16,522)
Provision for income taxes	(1)	(35)	34
Net loss	$(55,341)	$(38,853)	$(16,488)

Collaboration Revenue

Collaboration revenue of $0 and $3.2 million for the three months ended June 30, 2026 and 2025, respectively, was derived from the Gilead Agreement. All remaining deferred revenue from the upfront and research option-extension payments under the Gilead Agreement was recognized as collaboration revenue during the year ended December 31, 2025 as a result of the truncation of the Gilead Agreement which concluded all research activities in August 2025.

Research and Development Expenses

Research and development expense was $37.2 million for the three months ended June 30, 2026 compared to $32.8 million for the three months ended June 30, 2025. The increase of $4.4 million was primarily driven by a $7.6 million increase in spend related to the advancement of the vopimetostat and TNG456 clinical programs. The increase was also due to higher personnel-related costs. These increases were partially offset by a $1.7 million decrease due to the discontinuation of the TNG908 and TNG260 clinical programs, a $1.5 million decrease in development costs for TNG961, and lower discovery program expenses.

General and Administrative Expenses

General and administrative expense was $22.6 million for the three months ended June 30, 2026 compared to $11.3 million for the three months ended June 30, 2025. The increase of $11.2 million was primarily due to an increase in personnel-related costs, including share-based compensation expense.

Interest Income

Interest income was $3.7 million for the three months ended June 30, 2026 compared to $1.2 million for the three months ended June 30, 2025, with the increase primarily attributable to a higher marketable securities balance during the second quarter of 2026 as compared to the same period in the prior year.

Other Income, Net

Other income, net was $0.7 million for the three months ended June 30, 2026 compared to $0.9 million for the three months ended June 30, 2025. In both periods, other income, net, was primarily derived from accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for each of the three months ended June 30, 2026 and 2025. The tax provisions were insignificant in each of the three months ended June 30, 2026 and 2025.

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$—	$8,573	$(8,573)
Operating expenses:
Research and development	70,734	69,249	1,485
General and administrative	37,821	22,821	15,000
Total operating expenses	108,555	92,070	16,485
Loss from operations	(108,555)	(83,497)	(25,058)
Other income:
Interest income	5,900	2,853	3,047
Other income, net	1,801	1,984	(183)
Total other income, net	7,701	4,837	2,864
Loss before income taxes	(100,854)	(78,660)	(22,194)
Provision for income taxes	(2)	(69)	67
Net loss	$(100,856)	$(78,729)	$(22,127)

Collaboration Revenue

Collaboration revenue of $0 and $8.6 million for the six months ended June 30, 2026 and 2025, respectively, was derived from the Gilead Agreement. All remaining deferred revenue from the upfront and research option-extension payments under the Gilead Agreement was recognized as collaboration revenue during the year ended December 31, 2025 as a result of the truncation of the Gilead Agreement which concluded all research activities in August 2025.

Research and Development Expenses

Research and development expense was $70.7 million for the six months ended June 30, 2026 compared to $69.2 million for the six months ended June 30, 2025. The increase of $1.5 million was primarily driven by a $12.1 million increase in spend related to the advancement of the vopimetostat and TNG456 clinical programs. The increase was partially offset by a $2.5 million decrease due to the discontinuation of the TNG908 and TNG260 clinical programs, $3.3 million decrease in development costs for TNG961, and lower discovery program expenses. The increase was further reduced by decreased spend on lab supplies and services, as well as other facilities related costs.

General and Administrative Expenses

General and administrative expense was $37.8 million for the six months ended June 30, 2026 compared to $22.8 million for the six months ended June 30, 2025. The increase of $15.0 million was primarily due to an increase in personnel-related costs, including share-based compensation expense. The change also included increased spend on consulting services and information technology related spend.

Interest Income

Interest income was $5.9 million for the six months ended June 30, 2026 compared to $2.9 million for the six months ended June 30, 2025, with the increase primarily attributable to a higher marketable securities balance during the second quarter of 2026 as compared to the same period in the prior year.

Other Income, Net

Other income, net was $1.8 million for the six months ended June 30, 2026 compared to $2.0 million for the six months ended June 30, 2025. In both periods, other income, net, was primarily derived from accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for each of the six months ended June 30, 2026 and 2025. The tax provisions were insignificant in each of the six months ended June 30, 2026 and 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from the Gilead Agreement. Through June 30, 2026, we have raised an aggregate of $1.8 billion from such transactions, including $1.6 billion in aggregate gross proceeds from the sale of pre-public entity preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" stock offering programs, and $237.1 million pursuant to our collaboration with Gilead, the research portion of which concluded in August 2025. As of June 30, 2026, we had cash and cash equivalents and marketable securities of $1.0 billion.

In June 2026, we completed an underwritten public offering for the issuance of a total of 21,166,676 shares of common stock, including 3,000,009 shares pursuant to the exercise of the underwriters’ option to purchase additional shares, at a price to the public of $30.00 per share and pre-funded warrants to purchase up to 1,833,395 shares of common stock at a public offering price of $29.999 per pre-funded warrant, which represents the per share public offering price of each share of common stock less the $0.001 per share exercise price for each pre-funded warrant, resulting in gross proceeds of $690.0 million. The pre-funded warrants are immediately exercisable and will remain exercisable until exercised in full. After deducting underwriting discounts and commissions and expenses related to the offering of $38.6 million, net proceeds were $651.4 million.

In November 2025, we entered into the Leerink Sales Agreement, which permitted us to sell from time to time, at our option, up to an aggregate of $100.0 million of shares of our common stock through Leerink Partners, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" stock offerings. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of $100.0 million of shares of our common stock or (b) the termination of the Leerink Sales Agreement by us or Leerink Partners. During the three months ended June 30, 2026, we did not sell any shares of our common stock under the Leerink Sales Agreement and during the six months ended June 30, 2026, we sold 5,148,151 shares of common stock under this stock offering program for gross proceeds of $64.4 million. We may, at our option, sell up to approximately $35.6 million of shares of our common stock remaining under this stock offering program.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of June 30, 2026 of $1.0 billion will enable us to meet our current operating plan and fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the financial statements in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our cash flows for each of the six month periods presented:

	Six Months Ended June 30,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(83,226)	$(78,216)	$(5,010)
Net cash (used in) provided by investing activities	(436,338)	47,375	(483,713)
Net cash provided by financing activities	752,415	583	751,832
Net change in cash, cash equivalents and restricted cash	$232,851	$(30,258)	$263,109

Operating Activities

Net cash used in operating activities was $83.2 million for the six months ended June 30, 2026 compared to net cash used in operating activities of $78.2 million for the six months ended June 30, 2025. The increase in net cash used in operating activities for the six months ended June 30, 2026 was primarily due to an increase in the net loss as a result of higher operating expenses related to the advancement of our programs and personnel-related costs. The increase was partially offset by higher non-cash expenses and a decrease in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $436.3 million for the six months ended June 30, 2026 compared to net cash provided by investing activities of $47.4 million for the six months ended June 30, 2025. The change was primarily due to an increase in purchases of marketable securities, which was partially offset by an increase in sales and maturities of marketable securities as compared to the six months ended June 30, 2025.

Financing Activities

Net cash provided by financing activities was $752.4 million for the six months ended June 30, 2026 compared to net cash provided by financing activities of less than $0.6 million for the six months ended June 30, 2025. The cash provided by financing activities for the six months ended June 30, 2026 primarily consisted of $651.4 million in net proceeds received from our June 2026 financing, $62.8 million in net proceeds received from our "at-the-market" stock offering program, as well as the cash provided from the exercises of stock options and ESPP purchases of $38.2 million during the period. The cash provided by financing activities for the six months ended June 30, 2025 consisted of the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at June 30, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$41,954	$5,862	$12,258	$13,004	$10,830
Total	$41,954	$5,862	$12,258	$13,004	$10,830

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at June 30, 2026. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination with limited notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of June 30, 2026.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of June 30, 2026 and December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our license agreement.

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

We recognize revenue under ASC 606, Revenue from Contracts with Customers, which applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. ASC 606 provides a five-step framework whereby revenue is recognized when control of promised goods or services is transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of the revenue standard, we perform the following five steps: (i) identify the promised goods or services in the contract; (ii) determine whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measure the transaction price, including the constraint on variable consideration; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when (or as) we satisfy each performance obligation. We only apply the five-step model to contracts when collectability of the consideration to which we are entitled in exchange for the goods or services we transfer to the customer is determined to be likely. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. We then allocate the transaction price (the amount of consideration we expect to be entitled to from a customer in exchange for the promised goods or services) to each performance obligation and recognize the associated revenue when (or as) each performance obligation is satisfied. Our estimate of the transaction price for each contract includes all variable consideration to which we expect to be entitled.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information.

(c) Insider Adoption or Termination of Trading Arrangements

During the fiscal quarter ended June 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Adam Crystal, President of Research and Development	6/10/2026	Rule 10b5-1 Trading Arrangement	Up to 210,000 shares to be sold	10/31/2027	N/A	N/A
Jessica Newcomb, Principal Accounting Officer	6/23/2026	Rule 10b5-1 Trading Arrangement	Up to 68,655 shares to be sold	6/15/2027	N/A	N/A

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
3.1

Second Amended and Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on October 14, 2021).
3.3

Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 6, 2025).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 10, 2026).
10.1*#	Amended and Restated Non-Employee Director Compensation Policy.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101)

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

Tango Therapeutics, Inc.

Dated: August 11, 2026	By:	/s/ Malte Peters
Malte Peters, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Tango Therapeutics, Inc.

By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer
(Principal Financial Officer)