Form 10-Q
period 2026-09-30
Tango Therapeutics, Inc.
filed 2026-11-09
CIK 1819133

i113.ROC

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 2, 2026, the registrant had 169,455,160 shares of common stock, $0.001 par value per share, outstanding.

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

•

Our programs are focused on the development of oncology therapeutics for patients with genetically defined or biomarker-driven cancers, which is a rapidly evolving area of science, and the approach we are taking to develop drugs is novel and may never lead to approved or marketable products.

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

•

We contract with a limited number of third parties for the manufacture of our product candidates for preclinical development and clinical testing and expect to continue to do so for future clinical testing and commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.

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

•

Certain of our current and future product candidates are being used in combination or we anticipate could be used in combination with third-party drugs or biologics, some of which are still in development, and we have limited or no control over the supply, regulatory status, or regulatory approval of such other drugs or biologics. In particular, we plan to initiate a global, randomized registrational trial evaluating the combination of vopimetostat with daraxonrasib in front-line patients with MTAP-deleted PDAC in the first half of 2027. While we are pursuing multiple pathways to obtain clinical supply of daraxonrasib for the planned trial, there is no assurance that we will be able secure clinical supply of daraxonrasib on our anticipated timeline, on commercially reasonable terms, or at all.

•

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

•

Inadequate funding for government agencies in or outside the United States, including from government shutdowns or other disruptions to these agencies' operations, could prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business. Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains express or implied forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Words such as "anticipates," "continue," "could," "may," "forecasts," "expects," "intends," "plans," "potentially," "believes," "seeks," "estimates," "predict," "target," "will," "would," and variations of such words and similar expressions are intended to identify such forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such statements. Such forward-looking statements are based on current expectations, estimates and projections about our industry and business, management's beliefs, and certain assumptions made by our management, and may include, but are not limited to, statements regarding:

•

the timing of upcoming clinical milestones and data disclosures, including our plans to: (a) disclose clinical data in the lung cancer cohort of the vopimetostat monotherapy clinical trial in January 2027, (b) disclose initial monotherapy safety and efficacy data from the TNG456 Phase 1/2 clinical trial in January 2027, (c) initiate a Phase 3 combination clinical trial of vopimetostat and daraxonrasib in front-line PDAC in the first half of 2027 and (d) initiate a Phase 1/2 combination clinical trial of vopimetostat and a RAS inhibitor in second-line, MTAP-wild type PDAC in the first half of 2027;

•

our ability to develop product candidates efficiently (including the advancement of development candidates on the timelines identified and the ability to identify and contract with clinical trial sites and investigators to use our product candidates in trials);

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

•

our ability to obtain and, if approved, maintain regulatory approval of our product candidates (as well as approval or clearance of screening tests and companion diagnostic tests for our product candidates) and the potential paths to approval for our product candidates, including for vopimetostat as a monotherapy or in combination in pancreatic and lung cancer, including our plans to discuss the possibility of seeking approval of the vopimetostat plus daraxonrasib combination in patients with second line MTAP-deleted PDAC with regulatory authorities;

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

• •

the potential benefits of strategic collaboration agreements (including our clinical trial and supply agreements with Revolution Medicines and Erasca), our ability to enter into strategic collaborations or arrangements and our ability to attract collaborators with development, regulatory and commercialization expertise;

our ability to secure needed clinical supply through current collaborations or alternative pathways;

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

•

the potential of preclinical and initial clinical data to support clinical trial results, including our belief that robust preclinical data and initial clinical data for vopimetostat and RAS(ON) inhibitors support a potentially strong combination effect in clinical trials of vopimetostat in combination with RAS inhibitors;

•	the potential benefits and development paths of our drugs as monotherapies and in combination with RAS inhibitors; and

•

other risks and uncertainties, including those identified in Part II, Item 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. In both cases, see section titled “Risk Factors.”

The forward-looking statements contained in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A of this Quarterly Report on Form 10-Q are based on current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may

v

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

USE OF DEFINED TERMS IN THIS QUARTERLY REPORT ON FORM 10-Q

Unless the context otherwise requires in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, we use the following defined terms:

i.
“the Company”, “Tango”, “we”, “our” and “us” mean Tango Therapeutics, Inc. and its wholly-owned subsidiaries;
ii.
“2017 Plan” means the 2017 Stock Option and Grant Plan, as amended;
iii.
“2018 Gilead Agreement” means our Research Collaboration and License Agreement with Gilead, dated October 22, 2018, which was superseded by the Gilead Agreement;
iv.
“2021 ESPP” means the 2021 Employee Stock Purchase Plan;
v.
“2021 Plan” means the 2021 Option and Incentive Plan;
vi.
“API” means active pharmaceutical ingredients;
vii.
“ASC” means Accounting Standards Codification;
viii.
“ASU” means Accounting Standards Update;
ix.
“BCTG” means BCTG Acquisition Corp.;
x.
“Business Combination” means the merger of BCTG Merger Sub Inc. with and into Tango Therapeutics, Inc. (now known as Tango Therapeutics Sub, Inc.) on August 10, 2021, with Tango Therapeutics, Inc. as the surviving company in the merger as a wholly-owned subsidiary of BCTG (now known as Tango Therapeutics, Inc.);
xi.
“Certificate of Incorporation” means our Second Amended and Restated Certificate of Incorporation, as amended;
xii.
“CNS” means central nervous system;
xiii.
“CODM” means chief operating decision maker;
xiv.
“cPRs” means confirmed partial responses;
xv.
“CTCSA” means Clinical Trial Collaboration and Supply Agreement;
xvi.
“DCR” means disease control rate;
xvii.
“DLTs” means dose-limiting toxicities;
xviii.
“Erasca” means Erasca, Inc.;
xix.
“Exchange Act” means the Securities Exchange Act of 1934, as amended;
xx.
“FASB” means the Financial Accounting Standards Board;
xxi.
“FDA” means the U.S. Food and Drug Administration;
xxii.
“Gilead” means Gilead Sciences, Inc.;
xxiii.
“Gilead Agreement” means our Amended and Restated Research Collaboration and License Agreement with Gilead, dated August 17, 2020;
xxiv.
“GBM” means glioblastoma;
xxv.
“Inducement Plan” means the 2023 Inducement Plan;
xxvi.
“IND” means Investigational New Drug Application;
xxvii.
“Leerink Partners” means Leerink Partners LLC;
xxviii.
“Leerink Sales Agreement” means our Sales Agreement with Leerink Partners, dated November 21, 2025;
xxix.
“Lilly” means Eli Lilly and Company;
xxx.
“MTAP” means methylthioadenosine phosphorylase;
xxxi.
“NSCLC” means non-small cell lung cancer;
xxxii.
“OBBBA” means the One Big Beautiful Bill Act;
xxxiii.
“ORR” means objective response rate;

xxxiv.
“PDAC” means pancreatic ductal adenocarcinoma;
xxxv.
“PFS” means progression-free survival;
xxxvi.
“PRMT5” means protein arginine methyltransferase 5;
xxxvii.
“QD” means once daily;
xxxviii.
“Quarterly Report” or “Quarterly Report on Form 10-Q” means this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026;
xxxix.
“Revolution Medicines” means Revolution Medicines, Inc.;
xl.
“RSUs” means restricted stock units;
xli.
“SEC” means the U.S. Securities and Exchange Commission;
xlii.
“Sesame” means Sesame Therapeutics, Inc.;
xliii.
“Sesame Agreement” means a license agreement pursuant to which we granted a non-exclusive license to certain know-how associated with preclinical research granted to Sesame;
xliv.
“TRAE” means treatment-related adverse event;
xlv.
“U.S. GAAP” means accounting principles generally accepted in the United States of America; and
xlvi.
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

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, proxy and information statements and amendments to those reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act are available through the “Investors” portion of our website free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We also make available, free of charge on our website, the reports filed with the SEC by our executive officers, directors and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after copies of those filings are provided to us by those persons. Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts (if any). Information on our website is not to be deemed to be incorporated by reference in, and is not part of, this Quarterly Report on Form 10-Q or any of our other securities filings, unless specifically incorporated herein by reference, and should not be relied upon in making a decision as to whether or not to purchase our common stock. Our filings with the SEC may be accessed through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Further, we intend to use our website at http://www.tangotx.com as a means of disclosing material non-public information and complying with our disclosure obligations under the SEC Regulation FD. Such disclosures will be included on our website under the heading “Investors.” Accordingly, investors should monitor such portions of our website, in addition to following our press releases, SEC filings and public conference calls and webcasts (if any). The information contained on, or that may be accessed through, the website is not part of, and is not incorporated into, this Quarterly Report on Form 10-Q.

Our principal executive office is located at 201 Brookline Avenue, Suite 901, Boston, Massachusetts 02215.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$86,835	$112,279
Marketable securities	890,668	230,859
Restricted cash	—	428
Prepaid expenses and other current assets	15,162	10,190
Total current assets	992,665	353,756
Property and equipment, net	5,750	6,868
Operating lease right-of-use assets	32,660	35,624
Restricted cash, net of current portion	2,139	2,139
Other assets	246	303
Total assets	$1,033,460	$398,690
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,650	$1,182
Accrued expenses and other current liabilities	20,458	17,759
Operating lease liabilities	3,056	2,738
Total current liabilities	25,164	21,679
Operating lease liabilities, net of current portion	28,123	30,832
Total liabilities	53,287	52,511
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value; 10,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; no shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	—	—
Stockholders' equity:
Common stock, $0.001 par value; 400,000,000 shares authorized at September 30, 2026 and December 31, 2025, respectively; 169,206,312 and 135,940,454 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	169	136
Additional paid-in capital	1,756,913	948,971
Accumulated other comprehensive (loss) income	(4,508)	224
Accumulated deficit	(772,401)	(603,152)
Total stockholders’ equity	980,173	346,179
Total liabilities and stockholders’ equity	$1,033,460	$398,690

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue	$—	$53,811	$—	$62,384
Operating expenses:
Research and development	48,929	30,815	119,663	100,064
General and administrative	29,187	8,924	67,008	31,745
Total operating expenses	78,116	39,739	186,671	131,809
Operating income (loss)	(78,116)	14,072	(186,671)	(69,425)
Other income:
Interest income	7,151	1,097	13,051	3,950
Other income, net	2,571	705	4,373	2,689
Total other income, net	9,722	1,802	17,424	6,639
Pretax income (loss)	(68,394)	15,874	(169,247)	(62,786)
Benefit from (provision for) income taxes	—	10	(2)	(59)
Net income (loss)	$(68,394)	$15,884	$(169,249)	$(62,845)

Net income (loss) per common share – basic	$(0.39)	$0.14	$(1.08)	$(0.57)
Weighted average number of common shares outstanding – basic	173,930,255	110,966,345	157,176,327	110,761,673

Net income (loss) per common share – diluted	$(0.39)	$0.13	$(1.08)	$(0.57)
Weighted average number of common shares outstanding – diluted	173,930,255	117,782,074	157,176,327	110,761,673

Net income (loss)	$(68,394)	$15,884	$(169,249)	$(62,845)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(3,875)	27	(4,732)	(215)
Comprehensive income (loss)	$(72,269)	$15,911	$(173,981)	$(63,060)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(Unaudited)

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2025	135,940,454	$136	$948,971	$224	$(603,152)	$346,179
Issuance of common stock under stock plans	3,073,938	3	17,602	—	—	17,605
At-the-market offerings, net of issuance costs	5,148,151	5	62,773	—	—	62,778
Stock-based compensation expense	—	—	10,797	—	—	10,797
Other comprehensive loss	—	—	—	(339)	—	(339)
Net loss	—	—	—	—	(45,514)	(45,514)
Balance at March 31, 2026	144,162,543	$144	$1,040,143	$(115)	$(648,666)	$391,506
Issuance of common stock under stock plans	3,050,872	3	20,621	—	—	20,624
Common shares issued in offering, net of issuance costs	21,166,676	21	651,348	—	—	651,369
Stock-based compensation expense	—	—	16,892	—	—	16,892
Other comprehensive loss	—	—	—	(518)	—	(518)
Net loss	—	—	—	—	(55,341)	(55,341)
Balance at June 30, 2026	168,380,091	$168	$1,729,004	$(633)	$(704,007)	$1,024,532
Issuance of common stock under stock plans	826,221	1	3,044	—	—	3,045
Common shares issued in offering, net of issuance costs	—	—	(41)	—	—	(41)
Stock-based compensation expense	—	—	24,906	—	—	24,906
Other comprehensive loss	—	—	—	(3,875)	—	(3,875)
Net loss	—	—	—	—	(68,394)	(68,394)
Balance at September 30, 2026	169,206,312	$169	$1,756,913	$(4,508)	$(772,401)	$980,173

			Additional	Accumulated Other		Total
	Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2024	107,729,343	$108	$700,631	$336	$(501,558)	$199,517
Issuance of common stock under stock plans	378,547	—	2	—	—	2
Stock-based compensation expense	—	—	7,255	—	—	7,255
Other comprehensive loss	—	—	—	(142)	—	(142)
Net loss	—	—	—	—	(39,876)	(39,876)
Balance at March 31, 2025	108,107,890	$108	$707,888	$194	$(541,434)	$166,756
Issuance of common stock under stock plans	422,873	1	580	—	—	581
Exercise of pre-funded warrants	2,340,486	2	(2)	—	—
Stock-based compensation expense	—	—	6,570	—	—	6,570
Other comprehensive loss	—	—	—	(100)	—	(100)
Net loss	—	—	—	—	(38,853)	(38,853)
Balance at June 30, 2025	110,871,249	$111	$715,036	$94	$(580,287)	$134,954
Issuance of common stock under stock plans	695,813	1	2,540	—	—	2,541
Stock-based compensation expense	—	—	6,625	—	—	6,625
Other comprehensive income	—	—	—	27	—	27
Net income	—	—	—	—	15,884	15,884
Balance at September 30, 2025	111,567,062	$112	$724,201	$121	$(564,403)	$160,031

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(169,249)	$(62,845)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,308	1,802
Noncash operating lease expense	2,964	3,003
Stock-based compensation	52,595	20,450
Accretion on marketable securities	(4,276)	(1,920)
Other, net	6	(58)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,974)	(2,113)
Other long-term assets	57	(286)
Accounts payable	866	406
Accrued expenses and other liabilities	2,725	(3,384)
Operating lease liabilities	(2,391)	(1,839)
Deferred revenue	—	(62,384)
Net cash used in operating activities	(120,369)	(109,168)
Cash flows from investing activities
Purchase of property and equipment	(55)	(826)
Sales and maturities of marketable securities	214,728	185,115
Purchases of marketable securities	(874,993)	(89,437)
Net cash (used in) provided by investing activities	(660,320)	94,852
Cash flows from financing activities
Proceeds from issuance of common stock and pre-funded warrants	714,818	—
Payment of transaction costs	(1,275)	—
Proceeds from issuance of common stock under stock plans	41,274	3,124
Net cash provided by financing activities	754,817	3,124
Net change in cash, cash equivalents and restricted cash	(25,872)	(11,192)
Cash, cash equivalents and restricted cash, beginning of period	114,846	72,097
Cash, cash equivalents and restricted cash, end of period	$88,974	$60,905
Supplemental cash flow information:
Cash paid for leases	$4,343	$4,396
Supplemental disclosure of noncash investing and financing activity:
Purchases of property and equipment included in accounts payable and accrued expenses	$140	$222
Operating lease liabilities from obtaining right-of-use assets	$—	$1,308
Revaluation of right-of-use asset and lease liability upon lease remeasurement	$—	$1,199

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

TANGO THERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Nature of the Business and Basis of Presentation

Tango Therapeutics, Inc. is a precision oncology company committed to delivering breakthrough targeted therapies that extend and improve the lives of patients with cancer.

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

In the opinion of management, all adjustments necessary for a fair statement of the financial information, which are of a normal and recurring nature, have been made for the interim periods reported. Results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for the year ending December 31, 2026, any other interim periods, or any future year or period. The unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 and 2025 have been prepared on the same basis as and should be read in conjunction with the audited consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 5, 2026.

Liquidity and Capital Resources

The Company expects that its existing cash, cash equivalents and marketable securities as of September 30, 2026 of $977.5 million will be sufficient to meet its current operating plan and fund operating expenses and capital expenditure requirements for at least twelve months from the issuance date of these financial statements.

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

In November 2025, the Company entered into the Leerink Sales Agreement, which permits the Company to sell from time to time, at its option, shares of its common stock through Leerink Partners, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" offerings. Leerink Partners is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of the Company’s common stock sold pursuant to the Leerink Sales Agreement. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of all placement shares thereunder or (b) the termination of the Leerink Sales Agreement by the Company or Leerink Partners. In November 2025, the Company filed a shelf registration statement on Form S-3ASR with the SEC for which the Company registered for sale an indeterminate amount of any combination of its common stock, preferred stock, debt securities, warrants, and/or units from time to time during the three-year period that commenced upon the filing of the S-3ASR and at prices and on terms that the Company may determine. The S-3ASR included a sales agreement prospectus relating to the offer and sale of up to an aggregate of $100.0 million shares of the Company's common stock, pursuant to the Leerink Sales Agreement. In August 2026, the Company filed a prospectus supplement under the S-3ASR, relating to the offer and sale of up to an aggregate of $400.0 million of shares of its common stock, pursuant to the Leerink Sales Agreement, which includes approximately $35.6 million of unsold shares under the November 2025 sales agreement prospectus. Accordingly, the offering pursuant to the November 2025 sales agreement prospectus has been terminated, and the Company will not make any further offer or sale of shares pursuant to that prospectus . During the nine months ended September 30, 2026, the Company sold 5,148,151 shares of common stock pursuant to this "at-the-market" offering program for gross proceeds of $64.4 million.

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

Gilead Revenue Recognized

The total transaction price allocated to the combined performance obligation under the Gilead Agreement was $199.0 million. The total transaction price was comprised of the $50.0 million upfront payment pursuant to the 2018 Gilead Agreement, the $125.0 million upfront payment pursuant to the Gilead Agreement, and $24.0 million payment pursuant to the research option-extension fee in December 2020 and in September 2021. During the three months ended September 30, 2026 and 2025, the Company recognized $0 and $53.8 million, respectively, and during the nine months ended September 30, 2026 and 2025, the Company recognized $0 and $62.4 million, respectively, of collaboration revenue associated with the Gilead Agreement and the 2018 Gilead Agreement based on performance completed during each period.

Costs incurred pursuant to the Gilead Agreement and the 2018 Gilead Agreement are recorded as research and development expense.

4.
Fair Value Measurements

The following tables present information about the Company’s financial assets measured at fair value on a recurring basis:

	Fair Market Value Measurements as of September 30, 2026
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$68,072	$—	$—	$68,072
Marketable debt securities
U.S. Treasury bills	—	216,245	—	216,245
U.S. government agency bonds	—	658,863	—	658,863
Corporate debt securities	—	15,560	—	15,560
Total assets	$68,072	$890,668	$—	$958,740

	Fair Market Value Measurements as of December 31, 2025
	Level 1	Level 2	Level 3	Total
	(in thousands)
Cash equivalents
Money market funds	$50,234	$—	$—	$50,234
U.S. Treasury bills	—	4,970	—	4,970
Marketable debt securities
U.S. Treasury bills	—	134,769	—	134,769
U.S. government agency bonds	—	96,090	—	96,090
Total assets	$50,234	$235,829	$—	$286,063

There were no transfers between fair value levels during the nine months ended September 30, 2026.

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

The following table summarizes the Company’s marketable debt securities, classified as available-for-sale:

	Fair Value Measurements as of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities
U.S. Treasury bills	$216,438	$—	$(193)	$216,245
U.S. government agency bonds	662,964	—	(4,101)	658,863
Corporate debt securities	15,774	—	(214)	15,560
	$895,176	$—	$(4,508)	$890,668

	Fair Value Measurements as of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Marketable debt securities
U.S. Treasury bills	$134,666	$103	$—	$134,769
U.S. government agency bonds	95,969	121	—	96,090
	$230,635	$224	$—	$230,859

The following table summarizes the fair value and gross unrealized losses aggregated by category and the length of time that individual securities have been in an unrealized loss position at September 30, 2026:

	September 30, 2026
	Less than twelve months		Greater than twelve months		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(in thousands)
U.S. Treasury bills	$216,245	$(193)	$-	$-	$216,245	$(193)
U.S. government agency bonds	658,863	(4,101)	-	-	658,863	(4,101)
Corporate debt securities	15,560	(214)	-	-	15,560	(214)
	$890,668	$(4,508)	$-	$-	$890,668	$(4,508)

The Company did not hold investment grade marketable securities considered to be in an unrealized loss position at December 31, 2025.

The Company holds investment grade marketable securities considered to be in an unrealized loss position at September 30, 2026. Although these marketable securities are held at an unrealized loss position at September 30, 2026, the Company does not intend to sell the marketable securities prior to the value of the securities being recovered and the Company has concluded that it is more likely than not that the marketable securities cost basis values will be recovered prior to sale of the securities and that there are no conditions or events that might require the Company to sell the securities before recovery of the cost basis occurs. Further, the Company did not record any impairments to marketable securities or reserves for credit losses related to its marketable debt securities during the periods then ended. Marketable securities include $6.1 million and $1.0 million in accrued interest at September 30, 2026 and December 31, 2025, respectively.

6.
Supplemental Balance Sheet Information

Property and Equipment

Property and equipment, net consists of the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Laboratory equipment	$8,783	$8,936
Computer equipment	2,599	2,599
Computer software	125	125
Furniture and fixtures	2,023	2,023
Leasehold improvements	3,724	3,723
Construction in progress	174	—
	17,428	17,406
Less: Accumulated depreciation	(11,678)	(10,538)
Property and equipment, net	$5,750	$6,868

Depreciation expense was $1.3 million and $1.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities include the following:

	September 30,	December 31,
	2026	2025
	(in thousands)
Payroll and employee-related costs	$8,126	$9,046
Research and development costs	10,075	7,424
Other	2,257	1,289
Total accrued expenses and other current liabilities	$20,458	$17,759

Restricted Cash

As of September 30, 2026 and 2025, the Company maintained a restricted cash balance of $2.1 million and $2.6 million, respectively, all of which was related to a security deposit associated with the Company’s facility lease. In February 2026, $0.4 million of the security deposit was released to the Company, thus reducing the associated letter of credit. The cash will remain restricted in accordance with the lease agreement absent the event of a lease termination or modification. The reconciliation of cash and cash equivalents and restricted cash to amounts presented in the condensed consolidated statements of cash flows are as follows:

	September 30, 2026	September 30, 2025
	(in thousands)
Cash and cash equivalents	$86,835	$58,338
Restricted cash	2,139	2,567
Cash, cash equivalents and restricted cash	$88,974	$60,905

7.
Commitments and Contingencies

License and Other Agreements

Sesame Therapeutics, Inc.

In August 2023, the Company received an inconsequential equity stake in Sesame, a related party, in exchange for providing lab space and resources for the early phases of company development. The Company concluded that the common stock investment should be accounted for as an equity investment. Sesame's common stock is not exchange-traded and does not have a readily determinable fair value. Therefore, the Company accounts for the common stock investment under the measurement alternative for equity investments that do not have a readily determinable fair value. During 2025, an observable price change event occurred, resulting in the $0.5 million increase in fair value recognized related to the common stock investment as a result of the application of the measurement alternative. As of December 31, 2025, the cost of the investment in Sesame’s common stock was $0.5 million, including immaterial transaction costs, and was recorded as an equity investment within Other current assets on the consolidated balance sheets. There were no observable price changes that would result in an adjustment to the fair value of this equity investment during the three and nine months ended September 30, 2026.

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

Due to common relationships amongst current and former members of management and the boards of directors at the time the above transaction was entered into, the transaction above with Sesame is a related party transaction.

Clinical Trial Collaboration and Supply Agreements

In November 2024, the Company and Revolution Medicines entered into a CTCSA. The CTCSA with Revolution Medicines provides that Revolution Medicines will supply daraxonrasib (RMC-6236), a RAS(ON) multi-selective inhibitor, and zoldonrasib (RMC-9805), a RAS(ON) G12D-selective inhibitor, at no cost to the Company for use in trials that will include vopimetostat and each of these RAS(ON) inhibitors. The Company will be the sponsor of any combination trials and bear associated costs. Each company will retain commercial rights to its respective compounds, and the agreement is mutually non-exclusive. Due to common relationships amongst members of management and the boards of directors at the time the agreement was entered into, this transaction is a related party transaction.

Given the differentiated profile of vopimetostat, enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, the Company entered into a CTCSA with Erasca to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the agreement, Tango is the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. Each company will retain commercial rights to its respective compound, and the agreement is mutually non-exclusive.

Other Funding Commitments

As of September 30, 2026, the Company had ongoing preclinical and clinical studies. The Company enters into contracts in the normal course of business with contract research organizations in connection with the preparation and operation of clinical trials, professional consultants for expert advice and other vendors for clinical supply manufacturing or other preclinical and clinical services. These contracts are generally cancellable, with notice, at the Company's option and do not have significant cancellation penalties.

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

Litigation

The Company, from time to time, may be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2026, and no material legal proceedings are currently pending or threatened. Because of uncertainties related to claims, proceedings and litigation, assessments of potential liabilities are based on the Company's best estimates based on information available at the time of the assessment. On a periodic basis, as additional information becomes available, or based on specific events such as the outcome of litigation, court decisions or settlement of claims (and offers of settlement), the Company may reassess the potential liability related to these matters and may revise these estimates, which could result in a material adverse effect on the operating results of the Company. Costs associated with involvement in legal proceedings are expensed as incurred. The outcome of any such proceedings, regardless of the merits, is inherently uncertain. If the Company were to be unable to prevail in any such proceedings, the consolidated financial position, results of operations, and future cash flows of the Company may be materially impacted.

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

Undesignated Preferred Stock

The Certificate of Incorporation authorizes the Company to issue shares of preferred stock with a par value of $0.001 per share. The number of shares of preferred stock authorized to be issued is 10,000,000 shares as of September 30, 2026 and December 31, 2025. The shares of preferred stock are currently undesignated and no shares are issued or outstanding.

9.
Stock-Based Compensation

Stock Incentive Plans

In March 2017, the Company’s stockholders approved the 2017 Plan, under which stock options and restricted stock awards were granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances under the 2017 Plan were subject to vesting, forfeiture and other restrictions as deemed appropriate by the Company's Board of Directors at the time of issuance.

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

In August 2021, the Company's Board of Directors and stockholders approved the 2021 Plan, under which stock options, RSUs and other equity-based awards or any combination of these may be granted to eligible employees, officers, directors, consultants, or other key persons who provide services to the Company. Such issuances are subject to vesting, forfeiture and other restrictions as deemed appropriate by the Company's Board of Directors at the time of issuance. As of September 30, 2026, the Company had 7,626,607 shares available for future issuance under the 2021 Plan.

In February 2023, the Company's Board of Directors approved the Inducement Plan, under which the Company reserved shares of common stock, to be used exclusively for grants of non-qualified stock options, restricted stock units and other equity-based awards, or any combination of these to individuals who were not previously employees or directors of the Company. As of September 30, 2026, the Company had 857,762 shares available for future issuance under the Inducement Plan.

The Company recorded stock-based compensation expense in the following expense categories in its accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Research and development	$6,209	$4,192	$14,855	$8,723
General and administrative	18,697	2,433	37,740	11,727
Total	$24,906	$6,625	$52,595	$20,450

The period-over-period increase to general and administrative stock-based compensation expense is primarily due to incremental expenses derived from the modifications of previously issued equity awards, including in connection with the departures related to the Company's former Executive Chair and former Chief Financial Officer, during the three and nine months ended September 30, 2026.

Stock Option Activity

The following table summarizes the stock option activity for the nine months ended September 30, 2026:

	Number of shares	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
			(in years)
Options outstanding as of December 31, 2025	20,465,579	$6.53	6.83	$60,720,990
Granted	9,521,707	$14.84
Exercised	(6,055,119)	$6.69
Cancelled	(1,810,915)	$9.51
Options outstanding as of September 30, 2026	22,121,252	$9.82	6.38	$336,920,633
Options exercisable as of September 30, 2026	11,160,428	$6.86	3.74	$201,921,790

As of September 30, 2026, total unrecognized compensation expense related to stock options was $91.7 million, which the Company expects to recognize over a remaining weighted-average period of 2.9 years.

Restricted Stock Unit Activity

The following table summarizes the RSU activity for the nine months ended September 30, 2026:

	Number of Stock Units	Weighted Average Grant Date Fair Value Per Share
Unvested and outstanding as of December 31, 2025	1,263,429	$5.91
Granted	1,696,734	14.90
Vested	(782,757)	6.76
Forfeited	(258,648)	9.46
Unvested and outstanding as of September 30, 2026	1,918,758	$13.04

As of September 30, 2026, total unrecognized compensation expense related to RSUs was $20.1 million, which the Company expects to recognize over a remaining weighted-average period of 2.1 years.

2021 Employee Stock Purchase Plan

The 2021 ESPP was adopted and approved by the Company’s Board of Directors and by the Company’s stockholders and became effective in August 2021. During the nine months ended September 30, 2026, the Company issued 97,255 shares of common stock under the 2021 ESPP.

10.
Net Income (Loss) Per Share

Basic and diluted net income (loss) per share attributable to common stockholders was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
	2026	2025	2026	2025
Numerator:
Net income (loss)	$(68,394)	$15,884	$(169,249)	$(62,845)
Denominator:
Weighted-average common stock outstanding – basic	173,930,255	110,966,345	157,176,327	110,761,673
Effect of dilutive securities:
Stock options	-	5,537,892	-	-
Restricted stock units	-	1,277,837	-	-
Weighted-average common stock outstanding – diluted	173,930,255	117,782,074	157,176,327	110,761,673
Net (loss) income per common share – basic	$(0.39)	$0.14	$(1.08)	$(0.57)
Net (loss) income per common share – diluted	$(0.39)	$0.13	$(1.08)	$(0.57)

From time to time, the Company may issue pre-funded warrants, which are classified as a component of permanent equity in the Company's consolidated balance sheet, as they are freestanding financial instruments that are immediately exercisable, do not embody an obligation for the Company to repurchase its own shares and permit the holders to receive a fixed number of shares of common stock upon exercise. All of the shares underlying pre-funded warrants are included in the weighted-average number of shares of common stock used to calculate basic and diluted net loss per common share immediately upon issuance because the shares may be issued for little or no consideration, are fully vested and are exercisable after the original issuance date of the pre-funded warrants.

In August 2023, the Company completed a private placement, in which pre-funded warrants to purchase up to 2,340,579 shares of common stock with an exercise price of $0.001 per share were issued. In June 2025, all of these pre-funded warrants were exercised.

In October 2025, the Company completed a private placement, in which pre-funded warrants to purchase up to 3,226,458 shares of common stock with an exercise price of $0.001 per share were issued. In June 2026, the Company completed an underwritten offering, in which pre-funded warrants to purchase up to 1,833,395 shares of common stock with an exercise price of $0.001 per share were issued. All of these pre-funded warrants remain unexercised as of the September 30, 2026 balance sheet date.

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

	Nine Months Ended September 30,
	2026	2025
Stock options to purchase common stock	22,121,252	22,581,255
Unvested restricted common stock	1,918,758	1,277,837
Total	24,040,010	23,859,092

11.
Income Taxes

The Company’s effective income tax rate was 0.0% and -0.1% for the three months ended September 30, 2026 and 2025, respectively, and 0.0% and -0.1% for the nine months ended September 30, 2026 and 2025, respectively. The income tax provision was less than $0.1 million for each of the three months ended September 30, 2026 and 2025, respectively, and less than $0.1 million for each of the nine months ended September 30, 2026 and 2025, respectively. The Company is forecasting a taxable loss position in 2026 for which no tax benefit is recorded due to the valuation allowance maintained against the Company’s deferred tax assets.

The effective income tax rate for the three and nine months ended September 30, 2026 and 2025 differed from the 21.0% federal statutory rate primarily due to the valuation allowance maintained against the Company’s deferred tax assets. On July 4, 2025, new U.S. tax legislation referred to as the OBBBA was signed into law. The OBBBA contains several changes to corporate taxation, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The legislation has multiple effective dates including the 2026 tax year. The Company does not expect the OBBBA to have a material impact on its effective tax rate and net deferred tax asset balance in 2026.

12.
Segment Information

The Company operates in the United States and has one operating segment that is managed on a consolidated basis. The Company’s revenues to date have been primarily generated through its license and collaboration agreement with Gilead. The accounting policies, as described in the summary of significant accounting policies, are applicable across all Company operations. The Company’s Chief Executive Officer, as the CODM, manages and allocates resources to the operations of the Company on a consolidated basis. Managing and allocating resources on a total company basis enables the CODM to assess the overall level of resources available and how to best deploy these resources across departments and research and development programs that are in-line with the Company's long-term company-wide strategic goals. Consistent with this decision-making process, the Company’s CODM uses consolidated, single-segment financial information for purposes of evaluating performance, forecasting future period financial results and allocating resources.

The CODM assesses performance and decides how to allocate resources based on segment net income (loss). This measure is used to monitor budget versus actual results to assess performance of the segment.

The following table presents the Company’s segment expense for the three and nine months ended September 30, 2026 and 2025:

	Oncology Segment		Oncology Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Revenue	$-	$53,811	$-	$62,384
Less:
vopimetostat direct program expenses - R&D	19,672	6,070	41,348	17,108
TNG456 direct program expenses - R&D	2,423	1,998	6,938	4,968
TNG260 direct program expenses* - R&D	1,450	1,664	4,801	5,203
TNG961 direct program expenses** - R&D	-	1,070	485	4,862
TNG908 direct program expenses*** - R&D	402	1,234	1,043	4,182
Discovery direct program expenses**** - R&D	2,841	1,503	6,737	8,890
Personnel-related expenses - R&D	17,078	12,376	43,989	39,060
Facilities and other related expenses - R&D	5,063	4,900	14,322	15,791
Other segment expenses (a)	19,465	7,112	49,586	25,165
Segment net gain (loss)	$(68,394)	$15,884	$(169,249)	$(62,845)

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

****In October 2026, the Company announced a strategic reprioritization of the Company’s research and development activities to focus its efforts on the advancement of PRMT5-targeted therapies and the Company’s clinical product candidates, vopimetostat and TNG456, and to deprioritize novel target discovery.

(a) Other segment expenses included in Segment net (loss) gain includes general and administrative expense, interest income, other income and provision for income taxes.

The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. The CODM reviews cash, cash equivalents and marketable securities as a measure of segment assets. As of September 30, 2026, the Company’s cash, cash equivalents and marketable securities were $977.5 million. All long-lived assets of the Company reside in the United States.

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

Overview

Tango was founded with a clear mission: to discover the next wave of targeted therapies in oncology by addressing the specific genetic alterations that drive cancer. We are committed to delivering breakthrough targeted therapies that extend and improve the lives of patients with cancer. Using an approach that focuses on genetic vulnerabilities in cancer, we are pursuing PRMT5-targeted therapies designed to address pancreatic and other forms of cancer while sparing healthy normal tissues. We believe our approach will provide the ability to deliver deep, durable target inhibition with favorable tolerability and safety profiles, thus potentially maximizing clinical benefit.

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

Vopimetostat

In June 2025, we treated the first patient in our combination clinical trial evaluating vopimetostat with the RAS(ON) multi-selective inhibitor, daraxonrasib, and RAS(ON) G12D-selective inhibitor, zoldonrasib (Revolution Medicines) and in June 2026, we reported initial safety and efficacy data from our ongoing Phase 1/2 clinical trial evaluating vopimetostat in combination with Revolution Medicines' RAS(ON) inhibitors in patients with MTAP-deleted and RAS-mutant metastatic PDAC.

In October 2026, we announced promising results from our ongoing Phase 1/2 clinical trial of vopimetostat in combination with Revolution Medicines’ RAS(ON) inhibitors in patients with MTAP-deleted and RAS-mutant metastatic PDAC and NSCLC, which was presented at the European Society for Medical Oncology (ESMO) 2026 Congress.

As of the data cutoff date of August 20, 2026, updated data from the ongoing Phase 1/2 clinical trial demonstrated an 82% ORR and a 9-month PFS rate of 88% in 22 patients with second-line or third-line MTAP-deleted/RAS-mutant PDAC who were efficacy-evaluable as of the data cutoff date. Median PFS had not yet been reached. The combination was generally well-tolerated in the 30 PDAC and NSCLC patients who received dose level 1.

As of the data cutoff date of August 20, 2026, 34 patients with previously treated MTAP-deleted and RAS-mutant PDAC (n=29) or NSCLC (n=5) were treated with vopimetostat plus daraxonrasib. The majority of PDAC patients (13 of 22 patients) who were efficacy-evaluable received the combination as third-line treatment. Efficacy-evaluable patients are those patients who received their first dose of treatment at least 14 weeks prior to the data cutoff date.

In the vopimetostat plus daraxonrasib dose escalation arm, efficacy-evaluable patients received either vopimetostat 200 mg (n=19; dose level 1) or 250 mg (n=3; dose level 2) QD plus daraxonrasib 100 mg QD. As of the data cutoff date of August 20, 2026, 22 patients were efficacy-evaluable, with a median follow up of 7.1 months (range: 3.3-12.5 months).

In efficacy-evaluable PDAC patients with MTAP-deleted, RAS-mutant PDAC, we observed an ORR of 82% (18 of 22 patients, with 11 of 18 cPRs and 7 unconfirmed partial responses), an 88% 9-month PDF rate and a 100% DCR. All unconfirmed responses were confirmed after the data cutoff date. Median PFS had not yet been reached.

Dose level 1 (n=25 safety-evaluable patients) of the vopimetostat plus daraxonrasib combination in PDAC patients was generally well-tolerated as of the data cutoff date. There were no DLTs and no withdrawals due to TRAEs. There were no Grade 4 or 5 TRAEs and the rate of Grade 3 TRAEs was 40% (10 of 25 patients). The most common TRAEs were Grade 1 or 2 stomatitis (48%), rash (44%), and diarrhea (28%). Dose level 2 (n=4 safety-evaluable patients) of the vopimetostat plus daraxonrasib combination in PDAC patients was not well-tolerated and there were 3 DLTs in 2 patients at this dose level. Safety evaluable patients are those who received at least one dose of the applicable combination prior to the data cutoff date.

In NSCLC patients, as of the data cutoff date, we observed an ORR of 80% (4 of 5 patients, all of whom had cPRs) at dose level 1 and a 100% DCR.

The vopimetostat plus daraxonrasib combination in NSCLC patients (n=5 safety-evaluable patients) had no Grade 4 or 5 TRAEs and the rate of Grade 3 TRAEs was 20% (1 of 5 patients). The most common TRAEs in NSCLC safety-evaluable patients were Grade 1 or 2 rash (100%), diarrhea (80%), stomatitis (40%), nausea (40%), and fatigue (40%).

In the vopimetostat plus zoldonrasib dose escalation arm, PDAC patients with MTAP deletion and KRAS G12D mutation received vopimetostat 200 mg or 250 mg QD plus zoldonrasib 600 mg or 1200 mg QD across four dose levels (dose level 1: 200 mg/600 mg QD; dose level 2: 250 mg/600 mg QD; dose level 3: 250 mg/1200 mg QD; and dose level 4: 200 mg/1200 mg QD). As of the data cutoff date of August 20, 2026, 35 patients were efficacy-evaluable, meaning that they received their first dose of treatment at least 14 weeks prior to the data cutoff date. 39 patients were safety-evaluable, meaning they received at least one dose of this combination prior to the data cutoff date.

We observed an ORR of 54% (19 of 35 patients, with 18 cPRs and one confirmed complete response as of the data cutoff date) across all dose levels in the vopimetostat plus zoldonrasib arm. We also observed a 61% 9-month PFS rate and a 97% DCR in these patients.

The vopimetostat plus zoldonrasib combination was generally well-tolerated across dose levels. There were no DLTs and no withdrawals due to TRAEs. The rate of dose reduction was 15% (6 of 39 patients). There were no Grade 5 TRAEs and there was one Grade 4 TRAE (3%). The rate of Grade 3 TRAEs was 28% (11 of 39 patients). The most common TRAEs were Grade 1 or 2 nausea (39%), vomiting (39%), dysgeusia (28%), and fatigue (26%).

Following recent interactions with the FDA, we plan to initiate a global, randomized registrational trial evaluating the combination of vopimetostat with daraxonrasib in front-line patients with MTAP-deleted PDAC. The planned study will randomize patients 1:1 to receive either vopimetostat (200 mg QD) plus daraxonrasib (100 mg QD) or standard-of-care chemotherapy. The dual primary endpoints of the planned study are ORR and PFS, with overall survival as a key secondary endpoint. We anticipate initiating this study in the first half of 2027. We are pursuing multiple pathways to obtain clinical supply of daraxonrasib for the planned study. In addition, we intend to discuss the possibility of seeking approval of this combination in patients with second-line PDAC with regulatory authorities.

Given the differentiated profile of vopimetostat enabling the potential for efficacious and tolerable RAS inhibitor combinations, in March 2026, we entered into a CTCSA with Erasca to evaluate vopimetostat in combination with Erasca’s pan-RAS molecular glue, ERAS-0015. Under the terms of the CTCSA with Erasca, we are the sponsor of the trial and Erasca is supplying ERAS-0015 at no cost. We initiated this Phase 1/2 clinical trial in November 2026.

In October 2026, we also disclosed that we plan to initiate a Phase 1/2 vopimetostat + RAS combination study in second-line MTAP-wild type PDAC in the first half of 2027.

The Phase 1/2 clinical trial of vopimetostat monotherapy in patients with MTAP-deleted selective cancers is ongoing. Emerging data from the lung cancer cohort are consistent with expectations, and we anticipate providing a safety and efficacy update in January 2027.

TNG456

TNG456 is a brain-penetrant PRMT5 inhibitor. In May 2025, the first patient was treated with TNG456 in the dose escalation portion of the Phase 1/2 clinical trial to evaluate the safety, pharmacokinetics, pharmacodynamics and antitumor activity of TNG456 as a monotherapy. The trial is currently enrolling patients with MTAP-deleted solid tumors, with a focus on GBM and NSCLC. We anticipate providing initial clinical data from this trial in January 2027.

Reprioritization

Due to an increased focus on our PRMT5 pipeline, we are deprioritizing future development and resources allocated to TNG260 and are in the process of shutting down the clinical trial. Additionally, TNG961 is currently IND-ready and we do not have current plans to further advance development of this molecule. In October 2026, our Board of Directors also approved a strategic reprioritization of our research and development activities to focus our efforts on the advancement of PRMT5-targeted therapies and our clinical product candidates, vopimetostat and TNG456, and to deprioritize novel target discovery. In connection with this reprioritization, we intend to stop certain preclinical and research activities to focus on translational work and our PRMT5 programs. As part of this reprioritization, we have reduced our overall workforce by approximately 14%, with the majority of the headcount reductions from our research group.

Financial Overview

Since our inception, we have focused primarily on organizing and staffing our company, business planning, raising capital, discovering product candidates, securing related intellectual property, and conducting research and development activities for our programs. To date, we have funded our operations primarily through equity financings and from the proceeds received from our collaboration agreement with Gilead. Through September 30, 2026, we have raised an aggregate of $1.8 billion from such transactions, including $1.6 billion in aggregate gross proceeds from the sale of preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" offering programs, and $237.1 million pursuant to our collaboration with Gilead, the research portion of which concluded in August 2025.

We expect that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2026 of $977.5 million will enable us to meet our current operating plan and fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the financial statements in this Quarterly Report. Since inception, we have incurred significant operating losses. For the nine months ended September 30, 2026 and 2025, our net losses were $169.2 million and $62.8 million, respectively. We had an accumulated deficit of $772.4 million as of September 30, 2026. We expect to continue to incur significant and increasing expenses and operating losses for the foreseeable future as we advance our product candidates through preclinical and clinical development and seek regulatory approvals, manufacture drug product and drug supply, and maintain and expand our intellectual property portfolio. We also expect to hire additional personnel, pay for accounting, audit, legal, regulatory and consulting services, and pay costs associated with maintaining compliance with The Nasdaq Stock Market LLC listing rules and the requirements of the SEC, director and officer liability insurance, investor and public relations activities and other expenses associated with operating as a public company. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our preclinical studies, our clinical trials, and our expenditures on other research and development activities.

We do not have any product candidates approved for sale and have not generated any revenue from product sales. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for our product candidates, if ever. In addition, if we obtain regulatory approval for any of our product candidates and do not enter into a third-party commercialization partnership, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing and distribution activities. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of public or private equity offerings and debt financings or other sources, such as potential collaboration agreements, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into such other agreements or arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements, as and when needed, could have a material adverse effect on our business, results of operations and financial condition.

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

During the three months ended September 30, 2026 and 2025, we recognized $0 and $53.8 million, respectively, and during the nine months ended September 30, 2026 and 2025, we recognized $0 and $62.4 million, respectively, of collaboration revenue associated with the 2018 Gilead Agreement and the Gilead Agreement based on performance completed during each period.

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
•
external research and development expenses incurred under agreements with contract research organizations, vendors and consultants that conduct our preclinical and clinical studies, as well as other development activities related to our product candidates and companion diagnostic tests;
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

The following table summarizes our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
vopimetostat direct program expenses	$19,672	$6,070	$41,348	$17,108
TNG456 direct program expenses	2,423	1,998	6,938	4,968
TNG260 direct program expenses*	1,450	1,664	4,801	5,203
TNG961 direct program expenses**	-	1,070	485	4,862
TNG908 direct program expenses***	402	1,234	1,043	4,182
Discovery direct program expenses****	2,841	1,503	6,737	8,890
Unallocated research and development expenses:
Personnel-related expenses	17,078	12,376	43,989	39,060
Facilities and other related expenses	5,063	4,900	14,322	15,791
Total research and development expenses	$48,929	$30,815	$119,663	$100,064

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

****In October 2026, we announced a strategic reprioritization of our research and development activities to focus our efforts on the advancement of PRMT5-targeted therapies and our clinical product candidates, vopimetostat and TNG456, and to deprioritize novel target discovery.

The successful development of our product candidates is highly uncertain. We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and manufacturing processes and conduct research activities for our preclinical programs. We cannot determine with certainty the timing of initiation, the duration or the completion costs of current or future preclinical studies and clinical trials of our product candidates or the timing of regulatory filings in connection with clinical trials or regulatory approval, due to the inherently unpredictable nature of preclinical and clinical development. Clinical and preclinical development timelines, the probability of success and development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates to pursue and how much funding to direct to each product candidate on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. Our clinical development costs have, and are expected to continue to increase significantly with the commencement and continuation of our current and planned clinical trials. We anticipate that our expenses will increase substantially, particularly due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•
the scope, rate of progress, and expenses of our ongoing development activities, including any preclinical studies and clinical trials;
•
establishing an appropriate safety profile with IND-enabling studies;
•
successful enrollment in and completion of our clinical trials, including our combination clinical trials;
•
our ability to enter into strategic collaborations or arrangements;
•
our ability to obtain needed clinical supply;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related costs, including salaries, bonuses, benefits, stock-based compensation and other related costs. General and administrative expenses also include professional services, including legal, accounting and audit services and other consulting fees, as well as facility costs not otherwise included in research and development expenses, insurance and other general administrative expenses.

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

Other Income, Net

Interest Income

Interest income consists of income earned and losses incurred in connection with our investments in money market funds, U.S. Treasury bills, U.S. government agency bonds, and corporate debt securities.

Other Income, Net

Other income, net consists of miscellaneous income and expense unrelated to our core operations.

Provision for Income Taxes

Our provision for income tax consists of an estimate for U.S. federal and state income taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax law. We recorded an insignificant provision for income taxes for each of the three and nine months ended September 30, 2026 and 2025.

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$—	$53,811	$(53,811)
Operating expenses:
Research and development	48,929	30,815	18,114
General and administrative	29,187	8,924	20,263
Total operating expenses	78,116	39,739	38,377
Operating income (loss)	(78,116)	14,072	(92,188)
Other income:
Interest income	7,151	1,097	6,054
Other income, net	2,571	705	1,866
Total other income, net	9,722	1,802	7,920
Pretax income (loss)	(68,394)	15,874	(84,268)
Benefit from (provision for) income taxes	—	10	(10)
Net income (loss)	$(68,394)	$15,884	$(84,278)

Collaboration Revenue

Collaboration revenue of $0 and $53.8 million for the three months ended September 30, 2026 and 2025, respectively, was derived from the Gilead Agreement. All remaining deferred revenue from the upfront and research option-extension payments under the Gilead Agreement was recognized as collaboration revenue during the year ended December 31, 2025 as a result of the truncation of the Gilead Agreement which concluded all research activities in August 2025.

Research and Development Expenses

Research and development expense was $48.9 million for the three months ended September 30, 2026 compared to $30.8 million for the three months ended September 30, 2025. The increase of $18.1 million was primarily driven by a $14.0 million increase in spend related to the advancement of the vopimetostat and TNG456 clinical programs, a $4.7 million increase in personnel-related costs, including share-based compensation expense, and a $1.3 million increase in discovery program expenses. These increases were partially offset by a $1.0 million decrease due to the discontinuation of the TNG908 and TNG260 clinical programs and a $1.0 million decrease in development costs for TNG961.

General and Administrative Expenses

General and administrative expense was $29.2 million for the three months ended September 30, 2026 compared to $8.9 million for the three months ended September 30, 2025. The increase of $20.3 million was primarily due to an increase in personnel-related costs, including share-based compensation expense which included increases derived from the modification of previously issued equity awards for our former Executive Chair during the three months ended September 30, 2026. The change also included increased spend on professional fees, including consulting and legal services, and information technology related spend.

Interest Income

Interest income was $7.2 million for the three months ended September 30, 2026 compared to $1.1 million for the three months ended September 30, 2025, with the increase primarily attributable to a higher marketable securities balance during the third quarter of 2026 as compared to the same period in the prior year.

Other Income, Net

Other income, net was $2.6 million for the three months ended September 30, 2026 compared to $0.7 million for the three months ended September 30, 2025. In both periods, other income, net, was primarily derived from accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for each of the three months ended September 30, 2026 and 2025. The tax provisions were insignificant in each of the three months ended September 30, 2026 and 2025.

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Collaboration revenue	$—	$62,384	$(62,384)
Operating expenses:
Research and development	119,663	100,064	19,599
General and administrative	67,008	31,745	35,263
Total operating expenses	186,671	131,809	54,862
Loss from operations	(186,671)	(69,425)	(117,246)
Other income:
Interest income	13,051	3,950	9,101
Other income, net	4,373	2,689	1,684
Total other income, net	17,424	6,639	10,785
Loss before income taxes	(169,247)	(62,786)	(106,461)
Provision for income taxes	(2)	(59)	57
Net loss	$(169,249)	$(62,845)	$(106,404)

Collaboration Revenue

Collaboration revenue of $0 and $62.4 million for the nine months ended September 30, 2026 and 2025, respectively, was derived from the Gilead Agreement. All remaining deferred revenue from the upfront and research option-extension payments under the Gilead Agreement was recognized as collaboration revenue during the year ended December 31, 2025 as a result of the truncation of the Gilead Agreement which concluded all research activities in August 2025.

Research and Development Expenses

Research and development expense was $119.7 million for the nine months ended September 30, 2026 compared to $100.1 million for the nine months ended September 30, 2025. The increase of $19.6 million was primarily driven by a $26.2 million increase in spend related to the advancement of the vopimetostat and TNG456 clinical programs and a $4.9 million increase from personnel-related costs, including share-based compensation expense. The increase was partially offset by a $4.4 million decrease in development costs for TNG961, a $3.5 million decrease due to the discontinuation of the TNG908 and TNG260 clinical programs, and lower discovery program expenses. The increase was further reduced by decreased spend on lab supplies and services and other facilities related costs.

General and Administrative Expenses

General and administrative expense was $67.0 million for the nine months ended September 30, 2026 compared to $31.7 million for the nine months ended September 30, 2025. The increase of $35.3 million was primarily due to an increase in personnel-related costs, including share-based compensation expense which included increases derived from the modification of previously issued equity awards for our former Executive Chair and former Chief Financial Officer during the nine months ended September 30, 2026. The change also included increased spend on professional fees, including consulting and legal services, and information technology related spend.

Interest Income

Interest income was $13.1 million for the nine months ended September 30, 2026 compared to $4.0 million for the nine months ended September 30, 2025, with the increase primarily attributable to a higher marketable securities balance during the third quarter of 2026 as compared to the same period in the prior year.

Other Income, Net

Other income, net was $4.4 million for the nine months ended September 30, 2026 compared to $2.7 million for the nine months ended September 30, 2025. In both periods, other income, net, was primarily derived from accretion from investments purchased at a discount.

Provision for Income Taxes

Provision for income taxes was less than $0.1 million for each of the nine months ended September 30, 2026 and 2025. The tax provisions were insignificant in each of the nine months ended September 30, 2026 and 2025.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have generated recurring net losses. We have not yet commercialized any products and we do not expect to generate revenue from sales of any products for several years, if at all. To date, we have funded our operations primarily through equity financings and from the proceeds received from the Gilead Agreement. Through September 30, 2026, we have raised an aggregate of $1.8 billion from such transactions, including $1.6 billion in aggregate gross proceeds from the sale of pre-public entity preferred shares, the closing of our Business Combination, follow-on public and private offerings, and through our "at-the-market" offering programs, and $237.1 million pursuant to our collaboration with Gilead, the research portion of which concluded in August 2025. As of September 30, 2026, we had cash and cash equivalents and marketable securities of $977.5 million.

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

In November 2025, we entered into the Leerink Sales Agreement, which permits us to sell from time to time, at our option, shares of our common stock through Leerink Partners, as sales agent. Sales of the common stock are made by methods deemed to be "at-the-market" offerings. Leerink Partners is entitled to receive compensation equal to up to 3.0% of the gross sales price of the shares of our common stock sold pursuant to the Leerink Sales Agreement. The Leerink Sales Agreement will terminate upon the earliest of: (a) the sale of all placement shares thereunder or (b) the termination of the Leerink Sales Agreement by us or Leerink Partners. In November 2025, we filed a shelf registration statement on Form S-3ASR with the SEC for which we registered for sale an indeterminate amount of any combination of our common stock, preferred stock, debt securities, warrants, and/or units from time to time during the three-year period that commenced upon the filing of the S-3ASR and at prices and on terms that we may determine. The S-3ASR included a sales agreement prospectus relating to the offer and sale of up to an aggregate of $100.0 million shares of our common stock, pursuant to the Leerink Sales Agreement. In August 2026, we filed a prospectus supplement under the S-3ASR, relating to the offer and sale of up to an aggregate of $400.0 million of shares of our common stock, pursuant to the Leerink Sales Agreement, which includes approximately $35.6 million of unsold shares under the November 2025 sales agreement prospectus. Accordingly, the offering pursuant to the November 2025 sales agreement prospectus has been terminated, and we will not make any further offer or sale of shares pursuant to that prospectus . During the three months ended September 30, 2026, we did not sell any shares of our common stock under the Leerink Sales Agreement and during the nine months ended September 30, 2026, we sold 5,148,151 shares of common stock pursuant to this "at-the-market" offering program for gross proceeds of $64.4 million.

Funding Requirements

We expect that our existing cash, cash equivalents and marketable securities on hand as of September 30, 2026 of $977.5 million will enable us to meet our current operating plan and fund our operating expenses and capital expenditure requirements for at least twelve months from the issuance of the financial statements in this Quarterly Report. We have based this estimate on assumptions that may prove to be wrong, and we could expend our capital resources sooner than we expect.

Cash Flows

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our cash flows for each of the nine month periods presented:

	Nine Months Ended September 30,
	2026	2025	Change
	(in thousands)
Net cash used in operating activities	$(120,369)	$(109,168)	$(11,201)
Net cash (used in) provided by investing activities	(660,320)	94,852	(755,172)
Net cash provided by financing activities	754,817	3,124	751,693
Net change in cash, cash equivalents and restricted cash	$(25,872)	$(11,192)	$(14,680)

Operating Activities

Net cash used in operating activities was $120.4 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $109.2 million for the nine months ended September 30, 2025. The increase in net cash used in operating activities for the nine months ended September 30, 2026 was primarily due to an increase in the net loss as a result of higher operating expenses related to the advancement of our clinical programs and personnel-related costs. The increase was partially offset by higher non-cash expenses and a decrease in operating assets and liabilities.

Investing Activities

Net cash used in investing activities was $660.3 million for the nine months ended September 30, 2026 compared to net cash provided by investing activities of $94.9 million for the nine months ended September 30, 2025. The change was primarily due to an increase in purchases of marketable securities, which was partially offset by an increase in sales and maturities of marketable securities as compared to the nine months ended September 30, 2025.

Financing Activities

Net cash provided by financing activities was $754.8 million for the nine months ended September 30, 2026 compared to net cash provided by financing activities of $3.1 million for the nine months ended September 30, 2025. The cash provided by financing activities for the nine months ended September 30, 2026 primarily consisted of $651.4 million in net proceeds received from our June 2026 financing, $62.8 million in net proceeds received from our "at-the-market" offering program, as well as the cash provided from the exercises of stock options and ESPP purchases of $41.3 million during the period. The cash provided by financing activities for the nine months ended September 30, 2025 consisted of the cash provided from the exercises of stock options and ESPP purchases.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at September 30, 2026 and the effects that such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	(in thousands)
Operating lease commitments	$40,507	$5,906	$12,349	$13,101	$9,151
Total	$40,507	$5,906	$12,349	$13,101	$9,151

The commitment amounts in the table above primarily reflect the minimum payments due under our amended operating lease for office and laboratory space at our 201 Brookline Avenue, Boston, Massachusetts location. These commitments are also recognized as operating lease liabilities in our balance sheet at September 30, 2026. Refer to Note 7 to our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional discussion of the lease.

Purchase Obligations

In the normal course of business, we enter into contracts with third parties for preclinical studies, clinical operations, manufacturing and research and development supplies. These contracts generally do not contain minimum purchase commitments and generally provide for termination with limited notice, and therefore are cancellable contracts. These payments are not included in the table above as the amount and timing of such payments are not known as of September 30, 2026.

License Agreement Obligations

We have also entered into a license agreement under which we may be obligated to make milestone and royalty payments. We have not included future milestone or royalty payments under the agreement in the table above since the payment obligations are contingent upon future events, such as achieving certain development, regulatory, and commercial milestones or generating product sales. As of September 30, 2026 and December 31, 2025, we were unable to estimate the timing or likelihood of achieving these milestones or generating future product sales. Refer to Note 8 of our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of our license agreement.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2026 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Certain of our current product candidates are being administered or may have the potential to be administered in combination with existing standards of care (such as checkpoint inhibitor immunotherapies, chemotherapies, targeted therapies, or radiotherapy) or with other classes of therapeutics agents (such as the RAS(ON) multi- and G12D- inhibitors from Revolution Medicines with which we are evaluating vopimetostat in combination clinical trials and abemaciclib, with which we plan to evaluate TNG456 in a combination clinical trial). Our ability to develop and ultimately commercialize our current programs and product candidates and any future programs or product candidates for use in combination with other therapies will depend on our ability to access such drugs or biologics on commercially reasonable terms for the clinical trials and their availability for use with our commercialized product, if approved. We have entered into separate clinical collaboration and supply agreements with Revolution Medicines, Lilly, and Erasca, under which we are conducting or plan to conduct combination clinical trials with Revolution Medicines’ RAS(ON) multi- and G12D-selective inhibitors, Lilly’s abemaciclib, and Erasca’s pan-RAS molecular glue, ERAS-0015, respectively. Additionally, we have purchased pembrolizumab for use in combination with vopimetostat. Nevertheless, we cannot be certain that current or potential future commercial relationships will continue to provide us with a steady supply of such drugs or biologics on commercially reasonable terms, or at all. In particular, we plan to initiate a global, randomized registrational trial evaluating the combination of vopimetostat with daraxonrasib in front-line patients with MTAP-deleted PDAC in the first half of 2027. While we are pursuing multiple pathways to obtain clinical supply of daraxonrasib for the planned trial, there is no assurance that we will be able to secure clinical supply of daraxonrasib on our anticipated timeline, on commercially reasonable terms, or at all.

Any failure to maintain or enter into new commercial relationships, or the expense of purchasing checkpoint inhibitor immunotherapies or other potential combination or comparator therapies in the market, may delay our development timelines, increase our costs, and jeopardize our ability to develop our current product candidates and any future product candidates as commercially viable therapies. If any of these circumstances occur, our business, financial condition, operating results, stock price, and commercial prospects may be materially harmed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(a) Chair of the Board of Directors

Effective August 6, 2026, our Board of Directors appointed Robert Azelby as Chair of the Board of Directors.

(c) Insider Arrangements and Policies

During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408, except as described in the table below:

Name and Title	Date Adopted	Character of Trading Arrangement (1)	Aggregate Number of Shares of Common Stock to be Purchased or Sold Pursuant to Trading Arrangement	Duration (2)	Other Material Terms	Date Terminated
Barbara Weber, Former Executive Chair	7/6/2026	Rule 10b5-1 Trading Arrangement	Up to 600,000 shares to be sold	12/31/2026	N/A	10/9/2026
Lesley Ann Calhoun, Director	7/9/2026	Rule 10b5-1 Trading Arrangement	Up to 84,000 shares to be sold	11/1/2027	N/A	N/A
John Ketchum, Director	8/18/2026	Rule 10b5-1 Trading Arrangement	Up to 24,937 shares to be sold	8/31/2027	N/A	N/A

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

10.1#

Separation Agreement, dated as of August 6, 2026, by and between the Registrant and Barbara Weber, M.D. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K/A filed with the SEC on August 7, 2026).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104*	Cover Page Interactive Data File (formatted in as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith.

** The certifications furnished in Exhibit 32.1 and Exhibit 32.2 will not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and will not be deemed to be incorporated by reference into any filing of the Registrant except to the extent that the Registrant specifically incorporates it by reference.

# Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tango Therapeutics, Inc.

Dated: November 9, 2026	By:	/s/ Malte Peters
Malte Peters, M.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2026	By:	/s/ Matthew Gall
Matthew Gall
Chief Financial Officer
(Principal Financial Officer)